Form 10-Q
period 2020-09-30
FARMHOUSE, INC. /NV
filed 2020-11-20
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2020
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

FARMHOUSE, INC.

(Exact name of registrant as specified in its charter)

———————

NV	333-238326	46-3321759
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1355 Market Street, Suite 488, San Francisco, CA  94103

(Address of Principal Executive Office) (Zip Code)

(888) 420-6856

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes       [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes       [  ] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]Accelerated filer                 [   ]

Non-accelerated filer     [   ]Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), ☐  Yes       [X] No

The number of shares of the issuer’s Common Stock outstanding as of November 19, 2020 is 14,782,838.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

FARMHOUSE INC.

FORM 10-Q

SEPTEMBER 30, 2020

IINDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2020 (Unaudited) and December 31, 2019

ASSETS
	September 30,	December 31,
	2020	2019
Current Assets
Cash and cash equivalents	$ 863	$ 7,313
Accounts receivable	-	7,594
Total Current Assets	863	14,907

Property and equipment, net	1,566	3,187
Intangibles, net	455,000	330,000

Total Assets	$ 457,429	$ 348,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 917,124	$ 631,176
Convertible notes payable, net of discount of $0 and $0	45,000	45,000
Related party payables	140,638	111,720
Total Current Liabilities	1,102,762	787,896

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 295,000,000 shares authorized, 14,778,838 and 14,497,843 shares issued and outstanding	1,479	1,450
Additional paid-in capital	3,102,065	2,841,608
Subscription receivable	-	(2,001)
Accumulated deficit	(3,748,877)	(3,280,859)

Total stockholders' equity (deficit)	(645,333)	(439,802)

Total Liabilities and Stockholders' Equity (Deficit)	$ 457,429	$ 348,094

FARMHOUSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net revenues	$ 5,000	$ -	$ 7,940	$ 18,750

Total revenues	5,000	$ -	7,940	18,750

Operating expenses
General and administrative expenses	156,698	147,422	435,295	462,614

Total operating expenses	156,698	147,422	435,295	462,614

Loss from operations	(151,698)	(147,422)	(427,355)	(443,864)

Other income (expense):
Interest expense	(2,309)	(2,387)	(40,663)	(10,406)

Total other expense	(2,309)	(2,387)	(40,663)	(10,406)

Loss from operations before income taxes	(154,007)	(149,809)	(468,018)	(454,270)

Income taxes	-	-	-	-

Net Income (loss)	(154,007)	(149,809)	(468,018)	(454,270)

Net income (loss) per common share
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.04)

Weighted average common shares; basic and diluted	14,722,264	12,971,918	14,659,590	11,801,747

FARMHOUSE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at June 30, 2020	14,722,264	$ 1,473	$ 3,045,497	$ -	$ (3,594,870)	$ (547,900)
Stock issued for services	56,574	6	56,568	-	-	56,574
Net loss for the three months ended
September 30, 2020	-	-	-	-	(154,007)	(154,007)

Balance at September 30, 2020	14,778,838	$ 1,479	$ 3,102,065	$ -	$ (3,748,877)	$ (645,333)

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at June 30, 2019	11,364,186	$ 1,136	$ 2,768,356	$ (2,001)	$ (3,022,248)	$ (254,757)
Sale of common stock	21,875	2	34,998	(35,000)	-	-
Stock issued for services	13,709	1	24,990	-	-	24,991
Stock issued in reorganization	3,059,422	306	(11,798)	-	-	(11,492)
Net loss for the three months ended
September 30, 2019	-	-	-	-	(149,809)	(149,809)

Balance at September 30, 2019	14,459,192	$ 1,445	$ 2,816,546	$ (37,001)	$ (3,172,057)	$ (391,067)

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2019	14,497,843	$ 1,450	$ 2,841,608	$ (2,001)	$ (3,280,859)	$ (439,802)
Subscriptions received	-	-	-	2,001	-	2,001
Sale of common stock	50,000	5	37,495	-	-	37,500
Stock issued for intangible asset	125,000	13	124,987	-	-	125,000
Stock issued for services	105,995	11	97,975	-	-	97,986

Net loss for the nine months ended September 30, 2020	-	-	-	-	(468,018)	(468,018)
Balance at September 30, 2020	14,778,838	$ 1,479	$ 3,102,065	$ -	$ (3,748,877)	$ (645,333)

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2018	11,099,851	$ 1,110	$ 2,352,663	$ (175,005)	$ (2,717,787)	$ (539,019)
Subscriptions received	-	-	-	175,005	-	175,005
Sale of common stock	76,543	8	116,994	(37,001)	-	80,001
Stock issued for intangible asset	187,500	19	299,981	-	-	300,000
Stock issued for services	35,876	2	58,707	-	-	58,709
Stock issued in reorganization	3,059,422	306	(11,799)	-	-	(11,493)

Net loss for the nine months ended September 30, 2019	-	-	-	-	(454,270)	(454,270)
Balance at September 30, 2019	14,459,192	$ 1,445	$ 2,816,546	$ (37,001)	$ (3,172,057)	$ (391,067)

FARMHOUSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Income (Loss)	$(468,018)	$(454,270)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,621	1,730
Amortization of debt discount	-	3,334
Stock issued for services	97,986	58,709
Changes in assets and liabilities:
Accounts receivable	7,594	4,374
Accounts payable and accrued liabilities	285,948	18,820
Net cash used by operating activities	(74,869)	(367,303)

Cash flows from investing activities:
Purchase of fixed assets	-	(3,529)
Net cash (used) provided by investing activities	-	(3,529)

Cash flows from financing activities:
Proceeds from sale of common stock	39,501	255,006
Proceeds from related parties	28,918	113,507
Net cash (used) provided by financing activities	68,419	368,513

Net increase (decrease) in cash and cash equivalents	(6,450)	(2,319)
Cash and cash equivalents at beginning of year	7,313	3,288
Cash and cash equivalents at end of period	$863	$969

Supplemental disclosure of cash flow information:
Interest	$-	$-
Income taxes	$-	$-
Stock issued for intangible	$125,000	$300,000
Common stock issued for reverse recapitalization	$-	$11,493

FARMHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 28, 2013, the Company was originally incorporated as Somerset Transition Corporation under the Oklahoma General Corporation Act. Under the Agreement, Transition Corporation merged into Merger Sub and Transition ceased to exist, wherein Merger Sub became the survivor and successor under Section 1088 of the Oklahoma General Corporation Act (the “Oklahoma Act”), having acquired all of Transnational Corporation’s assets, rights financial statements, obligations, and liabilities as the constituent or resulting corporation. Holdings became the parent and the holding company of Merger Sub under the Reorganization which was in compliance with Section 1081(g) of the Oklahoma Act. At the time of the Reorganization, Holdings as successor issuer had less than 300 shareholders.

Upon consummation of the Reorganization, each issued and outstanding equity of the former Transition was transmuted into and represented the identical equity structure of Holdings (on a share-for-share basis) having the same designations, rights, powers and preferences, and qualifications, limitations, and restrictions. Upon consummation, Holdings, was the issuer since the former Transnational Corporation equity structure was transmuted pursuant to Section 1081(g) into current issued and outstanding equities of Holdings. The Reorganization was exempt from the registration requirements of the Securities Act of 1933 (“Act”) as there was no “offer” or “sale” as defined in Section 2(3) of the Act so as to invoke the requirements of Rule 145 also under the Act. Under the terms of the Agreement, the shareholders and equity holders of the former Transition had no appraisal rights or rights to a shareholder vote and consequently, no investment decision was made by the shareholders. Further, the transaction complied with the provisions of Rule 144(D)(3)(x) titled “Holding Company Formation.”

The issuer formed Somerset Property, Inc. as its wholly-owned Maryland subsidiary on September 3, 2013 and merged with and into Somerset Property pursuant to Articles of Merger filed with the Maryland Department of Assessments and Taxation on October 3, 2013 and with the Oklahoma Secretary of State on October 11, 2013.

The issuer was subsequently redomiciled to Nevada. The redomicile was accomplished by the issuer forming a wholly-owned Nevada subsidiary, Revival, Inc.  on July 18, 2017. The issuer then merged with and into Revival, Inc. by filing Articles of Merger with the Nevada Secretary of State on July 21, 2017 and with the Maryland Department of Assessments and Taxation on August 14, 2017.  On July 2, 2019, the Issuer changed their name to Farmhouse, Inc.

On August 6, 2019, the Company received notification of approval from FINRA for the change in its issue name from Revival, Inc. Common Stock to Farmhouse, Inc. Common stock and its trading symbol has changed from TLVA to FMHS.

On August 13, 2019, the Company finalized an Agreement and Plan of Merger (“the Agreement”) by and among the Company, Revival Merger, Inc. (“Revival Merger”), a newly formed Nevada corporation 100% owned by the Company, and Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”). Under the Agreement, Revival Merger has merged with and into Farmhouse Washington, with Farmhouse Washington being the surviving corporate entity.

At the Effective Time of the Merger, all of the issued and outstanding shares of Farmhouse Washington Common Stock were exchanged for shares of the Company’s authorized, but previously unissued Common Stock, on a one share for one share basis. This resulted in Farmhouse Washington becoming our wholly owned subsidiary and the former stockholders of Farmhouse Washington becoming our stockholders and controlling the majority of our outstanding common stock.

Nature of Business

As additional states and countries legalize medical and/or recreational cannabis use, these markets develop regulations and the commercial industry becomes more established.  The founders of Farmhouse seek to apply their technical knowledge and experience to introduce products for this emerging industry. The Cannabis industry continues to encounter a lack of acceptance from many traditional mainstream service providers of commonly used business tools. Management believes the ongoing mainstream business stigma that plagues the cannabis industry, resulting in lower availability of quality services, also creates ample opportunity to prosper as we fill the gap with vetted professional connections worldwide. By employing state of the art technologies to (i) assist with social connections on the WeedClub Platform, and (ii) geo-fencing to prevent interstate commerce from happening, the WeedClub Platform fosters safe growth for its Members.

FARMHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2019 consolidated financial statements and notes thereto.

Use of Estimates

The preparation of financial statements in accordance with GAAP permits management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Farmhouse, Inc., its wholly-owned subsidiary Farmhouse, Inc. and its wholly-owned subsidiary Farmhouse DTLA Inc. (collectively referred to as the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Financial Statement Reclassification

Certain account balances from the prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2020 or December 31, 2019.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The need for an allowance for uncollectible amounts is evaluated quarterly. We have not deemed it necessary to establish an allowance for doubtful accounts as of September 30, 2020 or December 31, 2019.

Fair Value of Financial Instruments

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10-50-10, Financial Instruments—Overall—Disclosure, for disclosures about fair value of our financial instruments and ASC 820-10-35-37, Fair Value Measurement—Overall—Subsequent Measure—Fair Value Hierarchy, to measure the fair value of our financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest

FARMHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of our financial assets and liabilities, such as cash, accounts receivable, notes payable, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Intangible Assets

Intangible assets are comprised of the domain “Weed.Club” which was acquired in March 2018, the domain “Extract.com” which was acquired in May 2019 and the domain “blunt.com” which was acquired in March 2020.  As of the date of this financial statement, the Company has not begun utilizing the domain names for their intended purpose but intends to do so in the future. The useful life of these assets is indefinite.  As such, no amortization will be recorded unless an impairment has been deemed to have occurred.  As of September 30, 2020 and December 31, 2019, the carrying value of the “Weed.Club” domain was $30,000 and the carrying value of the “Extract.com” domain was $300,000. As of September 30, 2020, the carrying value of the “blunt.com” was $125,000.

Per ASC 350, Intangibles – Goodwill and Other, the Company will review the carrying value of its intangible assets whenever circumstances indicate that an intangible asset’s carrying amount may not be recoverable, or if no interim circumstances exist, on the financial statement date. During the periods ended September 30, 2020 and 2019 the Company did not recognize an impairment loss.

Fixed Assets

Fixed assets are carried at the lower of cost or net realizable value. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years.

Revenue Recognition

In accordance with ASC 606, the Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

We generate four types of revenue, including:

(1)Subscription fees related to our WeedClub portal.  Payment is received at the time of purchase. Our performance obligation is to provide services over a fixed subscription period; therefore, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. In early 2018, the Company made the decision to discontinue subscription fees as it expands its other services and attracts users.

(2)Affiliate advertising revenues.  Our performance obligation is met when the Company runs the agreed upon advertising campaign on its platform.  Most advertising campaigns are multi-month arrangements.  We recognize revenue ratably over the campaign period and deferred revenue is recorded for the portion of the campaign period subsequent to each reporting date.

(3)Event ticket sales and sponsorships.  The Company hosts live as well as online events in its building for networking and industry presentations.  The Company sells sponsorships as well as tickets to these events.  Our performance obligation is met at the time the event takes place.  We collect payment up front and record these payments as unearned revenue.  We recognize revenue at the time the event takes place.

FARMHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

(4)Referral fees and revenue.  Our performance obligation is met at the time a business transaction is consummated between the referee and potential target. In a typical transaction, a customer (referee) will contact the Company with a specific need and the Company will refer that customer to a known contact or vendor (target).  If that customer and target vendor consummate a business transaction, as a result of this referral, the Company receives a predetermined fee.    We invoice and recognize revenue at that point in time.

Revenue generated for nine months ended September 30, 2020 and 2019 consisted of the following:

	Subscription	Affiliate	Event Tickets	Referral
	Fees	Advertising	and Sponsorship	Fees	Total
2020	$ -	$ -	$ 2,940	$ 5,000	$ 7,940
2019	$ -	$ -	$ -	$ 18,750	$ 18,750

Revenue generated for the three months ended September 30, 2020 and 2019 consisted of the following:

	Subscription	Affiliate	Event Tickets	Referral
	Fees	Advertising	and Sponsorship	Fees	Total
2020	$ -	$ -	$ -	$ 5,000	$ 5,000
2019	$ -	$ -	$ -	$ -	$ -

No cost of goods sold were incurred related to the periods ended September 30, 2020 and 2019 revenues generated.

Earnings (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations.  At September 30, 2020 and December 31, 2019, the Company had one convertible note with a principal value of $45,000.  This note is convertible at a conversion price the note holder and the Company agree and therefore the number of shares it is convertible into is not determinable.

Income Taxes

The Company adopted FASB Accounting Standard Codification (ASC) 740 which clarifies the accounting for uncertainty in income taxes recognized in the Company's consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return. The Company had no unrecognized tax benefits during the periods presented nor any interest or penalties on unrecognized tax benefits.

The Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year.

When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment may be required in determining the Company’s effective tax rate and in evaluating our tax positions.

FARMHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019

Computer hardware	$ 9,604	$ 9,604
Less: accumulated depreciation	(8,038)	(6,417)
	$ 1,566	$ 3,187

Depreciation expense related to the Company’s fixed assets was $397 and $609 for the three months ended September 30, 2020 and 2019, respectively.

Depreciation expense related to the Company’s fixed assets was $1,621 and $1,730 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 4 – RELATED PARTY PAYABLES

During the nine months ended, 2020 and 2019, Officers of the Company advanced $28,918 and $113,507 to the Company, respectively.  As of September 30, 2020, and December 31, 2019, the Company owed $138,700 and $109,782 in short-term, non-interest -bearing advances, respectively, and $1,938 and $1,938 in accrued interest, respectively, to the Officers of the Company. The interest was accrued on notes that were paid off prior to the periods reported on in these financial statements.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 20020 and December 31, 2019, accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Accounts payable	$ 330,964	$ 208,698
Payroll and related taxes	548,616	391,014
Accrued interest	26,052	19,972
Other accrued expense	11,492	11,492
	$ 917,124	$ 631,176

NOTE 6– REVERSE RECAPITALIZATION

On August 13, 2019, the Company finalized an Agreement and Plan of Merger (“the Agreement”) by and among the Company, Revival Merger, Inc. (“Revival Merger”), a newly formed Nevada corporation 100% owned by the Company, and Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”). Under the Agreement, Revival Merger has merged with and into Farmhouse Washington, with Farmhouse Washington being the surviving corporate entity.

At the Effective Time of the Merger, all of the issued and outstanding shares of Farmhouse Washington Common Stock were exchanged for shares of the Company’s authorized, but previously unissued Common Stock, on a one share for one share basis.  At the Closing, Farmhouse Washington had issued and outstanding 11,368,853 shares of its Common Stock.  The total number of shares issued and outstanding immediately after the closing of the merger was 14,428,275.

At the time of the merger, the Company was a public shell company. The Securities Act Rule 405 and Exchange Act Rule 12b-2 define a “shell company” as a company, other than an asset-backed issuer, with: no or nominal operations and either (a) no nominal assets, (b) assets consisting solely of cash and cash equivalents, or (c) assets consisting of any amount of cash and cash equivalents and other nominal other assets.  As such, it would not meet the definition of a business under ASC 805. Further, the SEC staff believes that the merger of a private operating company into a public shell corporation with nominal net assets typically results in the owners and management of

FARMHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. As such, for accounting purposes, mergers of operating private companies into public shell companies are considered to be capital transactions rather than business combinations and no goodwill was recorded in relation to the transaction. Per SEC Financial Reporting Manual Topic 12, this transaction is equivalent to a private entity issuing stock for the net monetary assets of the shell corporation, accompanied by a recapitalization and the accounting is similar to that resulting from a reverse acquisition, except no goodwill or other intangible assets should be recorded (we note that this is sometimes referred to as a reverse recapitalization). Therefore, we followed certain literature for accounting for a reverse acquisition and no goodwill was recognized.

As of the consummation of the transaction on August 13, 2019, the Company’s financial statements are consolidated with the financial statements of Farmhouse Washington under the name of the Company but the financial statements are the continuation of Farmhouse Washington with the adjustment to reflect the legal capital of the Company.  The assets and liabilities of Farmhouse Washington were measured at their pre-combination carrying amounts and the assets and liabilities of the Company were accounted for at fair value as required under the purchase method of accounting under a reverse recapitalization.

As part of the recapitalization transaction, the capital structure was retroactively adjusted to reflect the capital structure of Revival, Inc.

The following unaudited proforma condensed combined statement of operations reflects the results of operations of Farmhouse, Inc. for nine months ended September 30, 2019, the results of operations of Revival, Inc. for the seven months and thirteen days ended August 13, 2019 and as if the transaction had occurred as of January 1, 2019.

The proforma condensed combined statement of operations should be read in conjunction with the separate financial statements and related notes thereto of Farmhouse, Inc. These proforma condensed combined statements of operations are not necessarily indicative of the combined financial position, had the acquisition occurred on the date indicated above, or the combined results of operations which might have existed for the periods indicated or the results of operations as they may be in the future.

	Farmhouse, Inc.	Revival, Inc.	Proforma combined
	for the nine months ended	for the period ended	for the nine months ended
	September 30,	August 13,	September 30,
	2019	2019	2019
Net revenues	$ 18,750	$ -	$ 18,750
Total revenues	18,750	-	18,750
Operating expenses
General and administrative expenses	462,614	21,076	483,690
Total operating expenses	462,614	21,076	483,690
Loss from operations	(443,864)	(21,076)	(464,940)
Other income (expense):
Interest expense	(10,406)	-	(10,406)
Total other expense	(10,406)	-	(10,406)
Loss from operations before income taxes	(454,270)	(21,076)	(475,346)
Income taxes	-	-	-
Net Income (loss)	$ (454,270)	$ (21,076)	$ (475,346)

The following unaudited proforma condensed combined statement of operations reflects the results of operations of Farmhouse, Inc. for three months ended September 30, 2019 the results of operations of Revival, Inc. for the one month and thirteen days ended August 13, 2019 and as if the transaction had occurred as of January 1, 2019.

The proforma condensed combined statement of operations should be read in conjunction with the separate financial statements and related notes thereto of Farmhouse, Inc. These proforma condensed combined statements of operations are not necessarily indicative of the combined financial position, had the acquisition occurred on the date indicated above, or the combined results of operations which might have existed for the periods indicated or the results of operations as they may be in the future.

FARMHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

	Farmhouse, Inc.	Revival, Inc.	Proforma combined
	for the three months ended	for the period ended	for the three months ended
	September 30,	August 13,	September 30,
	2019	2019	2019
Net revenues	$ -	$ -	$ -
Total revenues	-	-	-
Operating expenses
General and administrative expenses	147,422	19,076	166,498
Total operating expenses	147,422	19,076	166,498
Loss from operations	(147,442)	(19,076)	(166,498)
Other income (expense):
Interest expense	(2,387)	-	(2,387)
Total other expense	(2,387)	-	(2,387)
Loss from operations before income taxes	(149,809)	(19,076)	(168,885)
Income taxes	-	-	-
Net Income (loss)	$ (149,809)	$ (19,076)	$ (168,885)

NOTE 7 – CONVERTIBLE NOTES

As of September 30, 2020 and December 31, 2019, convertible notes payable were comprised of the following:

	September 30,	December 31,
	2020	2019
Unsecured convertible note payable issued on July 14, 2017,
bearing interest at 18% per annum. Principal and interest were due
on July 14, 2018.	$ 45,000	$ 45,000

Less: current portion of convertible notes	(45,000)	(45,000)

Long-term portion of convertible notes	$ -	$ -

Interest expense related to convertible notes for the nine months ended September 30, 2020 and 2019 was $6,081 and $6,058, respectively. Interest expense related to convertible notes for the three months ended September 30, 2020 and 2019 was $2,042 and $2,042, respectively. Accrued interest related to the outstanding notes at September 30, 2020 and December 31, 2019 was $26,052, and $19,972, respectively.

The conversion feature was not accounted for under derivative accounting as of September 30, 2020 or as of December 31, 2019 because the settlement amount is not determinable by an underlying conversion price.  Therefore, no derivative was recorded in the Company’s financial statements.

FARMHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases desk space in an incubator in San Francisco, CA at the rate of $700 per desk on a month to month basis.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. As a result of no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2020 or December 31, 2019.

NOTE 9 – STOCKHOLDER’S EQUITY

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.0001 and our board of directors has the right to determine the rights, privileges, and preferences of that preferred stock, which has not yet been done. As of September 30, 2020 and December 31, 2019, we had no preferred stock issued or outstanding.

Common Stock

We are authorized to issue up to 295,000,000 shares of common stock with a par value of $0.0001.

During the nine months ended September 30, 2020, the Company issued 125,000 shares of its common stock valued at $1.00 per share (the price shares of Common Stock was trading at on the day of purchase) for the acquisition of the website domain blunt.com.  The transaction was valued at $125,000.

During the nine months ended September 30, 2020, the Company issued an aggregate of 105,995 shares of its common stock for services rendered.  The stock was valued at its fair market value or the price shares of common stock was trading at as of each issuance date.  This resulted in an expense of $97,986 and has been recorded in General and Administrative Expense as of September 30, 2020.

During the nine months ended September 30, 2020, the Company sold an aggregate of 50,000 shares of its common stock for proceeds of $37,500.

During the nine months ended September 30, 2019, the Company issued 187,500 shares of its common stock valued at $1.60 per share (the price shares of Common Stock was trading at on the day of purchase) for the acquisition of the website domain Extract.com.  The transaction was valued at $300,000.

During the nine months ended September 30, 2019, the Company sold an aggregate of 76,543 shares of its common stock for proceeds of $117,002, of which $37,001 was recorded as a subscription receivable as funds were received subsequent to September 30, 2019.

During the nine months ended September 30, 2019, the Company issued an aggregate of 35,876 shares of its common stock for services rendered.  The stock was valued at the current fair market value of the stock as calculated by the last price direct equity was sold by the Company.  This resulted in an expense of $58,709 and has been recorded in General and Administrative Expense as of September 30, 2019.

As of September 30, 2020 and December 31, 2019, the Company had 14,778,838 and 14,497,843 shares of common stock issued and outstanding, respectively.

FARMHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

NOTE 10 – LITIGATION

On October 25, 2017, the Company’s subsidiary, DTLA, commenced litigation in Los Angeles Superior Court (Case #BC681251) against David Vayntrub of AHPS alleging breach of contract, amongst other things, as a result of DTLA’s agreement with AHPS. Subsequent to Farmhouse filing the lawsuit, AHPS sent a letter to Farmhouse purporting to unilaterally “cancel” the agreement. In December 2017, DTLA filed a Motion to Stay Proceedings and Compel Arbitration which was granted by the Court on March 27, 2018. The arbitration has been in the discovery phase and a trial date has been set for February 2021.  The Company expects a ruling by the second quarter of 2021, although there can be no assurance the proceedings will be completed in this time frame or that the arbitrator will rule in the Company’s favor. The Company is seeking to vigorously enforce its rights under the contract as well as seek damages related to additional claims.

NOTE 11 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $3,748,877. At September 30, 2020, the Company had current assets of $863 and current liabilities totaling $1,102,762 and a working capital deficit of $1,101,899.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined that there are no additional events that require disclosure.

On October 12, 2020, the Company entered into an agreement with an independent contractor to provide consulting services to the Company. The agreement calls for the issuance of 4,000 shares of common stock monthly at a predetermined value of $1.00 per share. The agreement is cancellable by either party at any time. The Company has issued the initial 4,000 shares of common stock on October 12, 2020 in terms with the agreement.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipated,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” potential,” continue,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward- looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this quarterly report on Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Overview

The Company, through its wholly owned subsidiary, Farmhouse Washington, provides a technology platform and solutions for the cannabis industry. Our principal executive office is located at 1355 Market St. Suite 488, San Francisco, CA 94103. Since Farmhouse Washington’s debut on August 22, 2014 at Hempcon, it envisioned that the emerging cannabis industry needed help with everything from networking, brand building, sourcing, banking and distribution, insurance, to legal and accounting. . Founders Evan Horowitz and Michael Landau envisioned that today’s online technology could help solve these issues and in response, they combined their twenty-years of experience in the technology business to create the WeedClub® platform which streamlines the connectivity between members within the emerging cannabis industry.

The WeedClub® platform is hosted on our website, weedclub.com. It enables visitors to explore the networking aspect of WeedClub® while restricting access to other private sub-portals. Along with networking, other portals currently include investment, a marketplace and news.

To become a member, visitors are required to input their first name, last name, email and select from a list of member types that characterizes their relationship with the industry. After completing the signup process, they become a member and gain access to the networking and news portals. Within the networking portal, a member can fill out their profile, follow and message other members and write blog posts. The news portal provides members with member generated and WeedClub® created content about the cannabis industry.

In order to gain access to our private portals for investment and marketplace, members must upload accreditation documents for the investment portal and state licensure for the marketplace. These documents are then reviewed and verified by the WeedClub® operation team. Our investment portal allows approved members to discover and message with startups that are seeking capital investment. Our marketplace portal allows approved members to discover and conduct business with licensed cannabis businesses throughout the value chain including suppliers and distributors.

In response to COVID-19, Farmhouse rapidly adapted to industry needs and leveraged its technology platform to provide virtual solutions for some of the industry’s largest problems. Through the WeedClub® platform, we launched an online cannabis pitch event and accelerator that connects promising cannabis startups with mainstream tech and cannabis investors.

Next we launched Extract, a SaaS technology platform that tackles the transparency problem within the cannabis and hemp industries. This starts with Certificates of Analysis, the main source of truth for any cannabis product. Through interviews with WeedClub® members, we identified an inefficiency and built Extract to address that. Currently, Extract enables customers to automatically upload, organize and share their Certificates of Analysis from one dashboard.

Finally, we introduced the WeedClub® Agency after a tier-1 social media platform approached our team offering approved social advertising for select cannabis products and services. Our agency creates, manages and runs social ad campaigns for specific cannabis and hemp products and services without the potential of shutdown and blacklisting of domains.

Through the COVID-19 crisis, Farmhouse has leveraged its existing assets and technology background to expand into new verticals, address large market needs and provide synergies that assist in our overall growth.

Results of Operations

Three Months Ended September 30,Nine Months September 30,

202020192020				2019
Revenues, net	$ 5,000	$ -	$ 7,940	$ 18,750
Operating expenses	156,698	147,422	435,295	462,614
Loss from operations	(151,698)	(147,422)	(427,355)	(443,864)
Other income (expense), net	(2,309)	(2,387)	(40,663)	(10,406)
Net loss, before income tax	$ (154,007)	$ (149,809)	$ (468,018)	$ (454,270)

Total revenues for the three months ended September 30, 2020 were $5,000 compared to the revenue for the three months ended September 30, 2019 of $0, an increase of $5,000.  This increase was due referral revenue during the period ended September 30, 2020.

Total Revenues for the nine months ended September 30, 2020 were $7,940 compared to the revenue for the period ended September 30, 2019 of $18,750, a decrease of $10,810 or 57.7%. The decrease during the period was due to the Company earning less referral revenue for the period ended September 30, 2020.  This was partially offset by event tickets and sponsorship revenue earned during the period ended September 30, 2020 compared to $0 earned during the period ended September 30, 2019.

Operating Expense

Total operating expenses for the three and nine months ended September 30, 2020 were $156,698 and $435,295, respectively compared to $147,422 and $462,614 for the three and nine months ended September 30, 2019, an increase of $9,276 and a decrease of $27,319, respectively.  The increase for the three month period was primarily due to an increase in payroll and related expenses.  The decrease over the nine-month period was a result of lower legal and professional expenses.  The Company will continue to focus on keeping expenses in line until such time additional funds can be raised.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Until such time the Company can raise additional capital or generate positive cash flow from operations, the Company will continue to be funded through short-term advances from the Company’s management.

We estimate we will need an additional $2,500,000 in capital, after satisfying our debt obligations, to cover our ongoing expenses and to successfully market and expand our product offerings.  This is only an estimate and may change as we receive feedback from customers and have a better feel of the demand and revenues from our new products.  Both of these factors may change and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates.

Given the current state of Farmhouse and our revenues, we do not believe bank financing will be feasible and if we need additional capital it will be in the form of an equity or debt offering.  To this end, management has made the decision to position Farmhouse to be more attractive to investors, particularly angel investors.

The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $3,748,877 at September 30, 2020. At September 30, 2020, the Company had current assets of $863 and current liabilities totaling $1,102,762, and a working capital deficit of $1,101,899.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

  Cash Flows

  The following table summarizes the sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$ (74,869)	$ (367,303)
Net cash used in investing activities	-	(3,529)
Net cash provided by financing activities	68,419	368,513
Net increase (decrease) in cash and cash equivalents	$ (6,450)	$ (2,319)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $74,869 of cash, primarily resulting from a net loss of$468,018 which was partially offset by non-cash stock issued for services and an increase of accounts payable and accrued liabilities.

During the nine months ended September 30, 2019, operating activities used $367,303 of cash, primarily resulting from a net loss of $454,270 offset by net cash provided by non-cash stock issued for services and an increase in accounts receivable and accounts payment and accrued liabilities.

Investing Activities

During the nine months ended September 30, 2020, investing activities used $0 of cash.

During the nine months ended September 30 30, 2019, investing activities used $3,529 of cash, consisting of the purchase of additional computer equipment.

Financing Activities

During the nine months ended September 30, 2020, financing activities provided $68,419, consisting of $39,501 in proceeds from the sale of common stock and $28,918 in short-term advances from officers.

During the nine months ended September 30, 2019, financing activities provided $368,513, consisting of $255,006 in proceeds from the sale of common stock and $113,507 in short-term advances from officers.

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through business operations, future equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any other arrangements in place to complete any private placement financings of debt and equity and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our S-1/A, effective October 13, 2020. There have been no material changes in these critical accounting policies.

Recently Issued Accounting Pronouncements

See Note 1 to our consolidated condensed financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services. Also, due to the fact we use indoor grow space, seasonality should not have any impact on our cultivation operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended December 31, 2019, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

P ART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

We are a party to legal proceedings with our subsidiary Farmhouse DTLA.

On October 25, 2017, the Company’s subsidiary, DTLA, commenced litigation in Los Angeles Superior Court (Case #BC681251) against David Vayntrub of AHPS alleging breach of contract, amongst other things, as a result of DTLA’s agreement with AHPS.  Subsequent to Farmhouse filing the lawsuit, AHPS sent a letter to Farmhouse purporting to unilaterally “cancel” the agreement. In December 2017, DTLA filed a Motion to Stay Proceedings and Compel Arbitration which was granted by the Court on March 27, 2018.  The arbitration has been in the discovery phase and a trial date has been set for February 2021.   The Company expects a ruling by the second quarter of 2021, although there can be no assurance the proceedings will be completed in this time frame or that the arbitrator will rule in the Company’s favor. The Company is seeking to vigorously enforce its rights under the contract as well as seek damages related to additional claims.

Other than listed above, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item though given the potential impact of the novel coronavirus, management felt it prudent to include the following:

TThe novel coronavirus (COVID-19) global pandemic could adversely impact our business.

The emergence of COVID-19 around the world presents significant risks to our Company, not all of which we are able to fully evaluate or even foresee at the current time. While the COVID-19 pandemic did not materially adversely affect our Company’s financial results and business operations in the third fiscal quarter ended September 30, 2020, economic and health conditions in the United States and across most of the globe have changed since the end of the quarter.

The COVID-19 pandemic may affect our operations in future quarters. These factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our Company’s management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond our Company’s control, continue to evolve and the outcomes are uncertain. Management cannot predict the full impact of the COVID-19 pandemic on our Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on our Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

1.Quarterly Issuances:

The Company issued 56,574 shares of common stock during the three months ended September 30, 2020.

1.Subsequent Issuances:

Subsequent to September 30, 2020, the Company has issued 4,000 shares of common stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.MINE SAFETY DISCLOSURES

N/A.

ITEM 5.OTHER INFORMATION

N/A

ITEM 6.EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

Exhibit

NumberDescription of Exhibit

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By: /s/ Evan Horowitz

EVAN HOROWITZ

Chief Executive Officer, Director

By: /s/ Kevin Asher

KEVIN J. ASHER

Chief Financial Officer, Chief Accounting

Officer

By: /s/ Michael Landau

MICHAEL LANDAU

Chief Technology Officer, Treasurer, Director

By: /s/ Scott Bostick

SCOTT BOSTICK

Director