Form 10-K
period 2020-12-31
FARMHOUSE, INC. /NV
filed 2021-04-30
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-238326

FARMHOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3321759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1355 Market Street, Suite 488, San Francisco CA 94103
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (888) 420-6856

Securities registered pursuant to Section 12(b) of the Act: N/A

None	N/A
Title of each class to be so registered	Name of each exchange on which each class is to be registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]
Smaller reporting Company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

As of March 31, 2020, the last business day of the registrant’s most recently completed quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3,905,850 based on the closing price per share (or $0.515), of the registrant’s common stock as quoted by the OTC Markets Group Inc.

At April 30, 2021, the date of this Report, there were 14,980,354 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

FARMHOUSE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended December 31, 2020 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company’s current expectations concerning future events and results, including, without limitation, statements related to the expected effects on its business from the coronavirus (“COVID-19”) pandemic. The Company generally uses the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning the Company’s expectations, involve risks, uncertainties and other factors, some of which are beyond its control, which may cause the Company’s actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, the Company will undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” the “Registrant,” the “Company,” and “Farmhouse” are synonymous with Farmhouse, Inc., unless otherwise indicated. WeedClub®, Friends in High Places®, WeedClub Select® and @420® are registered Trademarks of the Company where used throughout this Report.

PART I

ITEM 1. BUSINESS.

Corporate History

On June 28, 2013, the Company was incorporated as Somerset Transition Corporation under the Oklahoma General Corporation Act. The Company was formed to complete a Parent/Subsidiary formation (“Reorganization”) under Section 1088(g) of the Oklahoma Act. Upon completion of the Reorganization, the Company became successor issuer to Transnational Financial Network, Inc., which was originally incorporated in California in 1985 as Transnational Financial Corporation.

In September 2013 the Company formed Somerset Property, Inc. (“SPI”) as its wholly owned Maryland subsidiary to effect a redomestication into the state of Maryland.  The Company merged with and into SPI pursuant to Articles of Merger filed with the Maryland Department of Assessments and Taxation on October 3, 2013 and with the Oklahoma Secretary of State on

October 11, 2013.

On July 18, 2017, the Company formed Revival, Inc. (“Revival”) as its wholly owned Nevada subsidiary to effect a redomestication into the state of Nevada.  The Company merged with and into Revival, Inc. pursuant to Articles of Merger filed with the Nevada Secretary of State on July 21, 2017 and with the Maryland Department of Assessments and Taxation on August 14, 2017.

On June 27, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the State of Nevada and changed its name from Revival to Farmhouse, Inc to better reflect the Company’s new business endeavors.  On August 6, 2019, FINRA approved the name change and its trading symbol was changed from TLVA to FMHS.

On August 13, 2019, the Company consummated an Agreement and Plan of Merger (the “Agreement”) with Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) as its wholly owned subsidiary.  On this date, all of the issued and outstanding shares of common stock of Farmhouse Washington were exchanged for shares of common stock of the Company on a one share for one share basis (the “Acquisition”). Upon consummation of the Acquisition, the financial statements of the Company are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company. The assets and liabilities of Farmhouse Washington are measured at their pre-combination carrying amounts and the assets and liabilities of the Company are accounted for at fair value as required under the purchase method of accounting under a reverse recapitalization.

Description of Business

The Company has developed The WeedClub® Platform,” a professional social network platform to the regulated cannabis industry, which allows its members to digitally network with cannabis industry stakeholders. WeedClub made its debut on August 22, 2014 at the Hempcon convention, held in San Francisco. At that time, Colorado and Washington had legalized marijuana, and the owners of medical dispensaries and related businesses at that convention were beginning to emerge from an underground existence forged by Prohibition, into a new reality of QuickBooks, Customer Relations, and Corporate Governance (albeit still as not-for-profit entities). The members needed assistance with all facets of business: staffing, procurement, branding, banking, distribution, legal and accounting services, business development and fundraising – all challenges that newly emerging, online technology could help to solve.

Vendors at the Hempcon conference were the first to validate the WeedClub social network. One by one they lined up at the booth telling the Company founders, Evan Horowitz and Michael Landau, about their challenges and needs. After signing up hundreds of members, Evan Horowitz and Michael Landau started networking one-on-one with these members to determine; what services they needed; how to provide these services; and how the newly-developed WeedClub platform could deliver these services. In short, WeedClub promoted itself as the professional network for the Cannabis Industry.

From inception, WeedClub was founded on connecting the cannabis industry. The Company developed the social network to provide a secure platform for safe and private communications and discovery for cannabis professionals seeking to expand their businesses. Building on the success of the social networking platform, WeedClub expanded offerings that continued to foster trust and facilitate a genuine sense of community among its members.

In order to raise awareness and continue connecting the cannabis industry, WeedClub leveraged its Twitter handle, @420. Not only did it serve as a way to connect with industry professionals, it reached thousands of individuals interested in the growing legal cannabis industry. Establishing a strong social media presence drove increased awareness and grew the WeedClub community.

In late 2014, The Company began hosting regularly scheduled events at Runway, a startup incubator and co-working facility based in the Twitter building. These events focused on connecting a specific part of the cannabis community, startups and investors. As the industry continued to grow, promising startups were requesting help connecting with investors. The Company created @420 pitch to address this market need. The success of this event has led to more than 100 startups pitching, greater than $50M in funding raised and over 10 fully funded startups and exits. In response to the COVID-19 pandemic, The Company pivoted to a virtual pitch format in March that had over 150 online attendees.

The success of the social networking platform, in-person and online events and @420 Twitter handle has established The Company as a trust connector in the cannabis industry. Individuals, investors, and businesses come to The Company to connect with the greater cannabis industry and discover products and services that help scale their businesses.

As the political landscape continues to evolve with additional states and countries legalizing medical and/or recreational cannabis use, more people become interested in connecting with the cannabis industry. While these policy changes propel the overall industry forward, cannabis companies still suffer from a lack of acceptance from mainstream service providers of commonly used business tools. This lack of access has led to many promising cannabis companies to settle for low quality services that fail to properly address their needs and stifle their growth. Even as the industry progresses and potential federal legalization, the cannabis industry and mainstream services will need a trusted facilitator to connect them as they start to roll out their products to the cannabis industry.

Management believes The Company is uniquely positioned to fill this industry need by scaling its commercial presence. The Company has established a strong brand based on connection through its social networking platform, @420 Twitter handle and in-person and virtual events. In addition, Evan Horowitz and Michel Landau have over twenty years of experience in technology businesses which allows them to develop and offer solutions to streamline the connection between members and stakeholders within the newly emerging legal cannabis community.

Products and Services

Farmhouse uses the WeedClub platform to offer a yearly membership benefit program that grants access to exclusive offers from established products and services that businesses need such as shipping, legal, insurance and more. In addition to these benefits, the Company offers its own suite of consulting services to members. All services offered by WeedClub address the common problem for its membership base and overall cannabis industry – connection with the products and services businesses need to grow.

The consulting services offered by WeedClub include analysis of cannabis debt opportunities, strategic connections and introductions, and working with future stakeholders who want to enter the cannabis industry and need evaluations of the cannabis industry and marketing and promotion services by industry experts.

Startups advising services include investor referrals and pitch coaching, branding and naming strategy, go to market strategy, executive and founder training and coaching, recruiting and professional service recommendations.

The marketing services offered by WeedClub allow companies to leverage the @420 Twitter handle to place approved social advertisements for specific cannabis products. These ads generate brand awareness, drive direct-to-consumer traffic to their websites, and increase revenues.

@420 pitch by WeedClub is a cannabis specific event where startups pitch their companies to a panel of tech and cannabis venture capitalists for investment. @420 pitch typically gathers over 100 attendees each event. Attendees include cannabis investors, industry professionals, and journalists. @420 pitch features up to ten cannabis startups that apply to pitch online or reach out directly to the WeedClub team. Startups are selected based on criteria including market traction, team composition, strength of technology and potential to rapidly scale their startup with investment.

The WeedClub Platform

Farmhouse has developed “The WeedClub Platform,” a platform provider to the regulated cannabis industry. Its core product is the WeedClub social network platform, which allows its members to digitally network with cannabis industry stakeholders. The platform offers private communication and discovery for cannabis professionals seeking to expand their businesses. WeedClub is intended to be a professional network for the Cannabis Industry. Additionally, for access to other portals that are for distribution or investor connections. Within the WeedClub network, users can do the following:

•Users can create a profile by selecting a username and setting their password.

•Users have the ability to engage & message other Users on the Company’s network which permits them to follow other Users’ posts which are displayed on their activity feed.

•Users have the ability to like, comment and report statuses from other Users.

•Users have the ability to post pictures and videos.

•Users have the ability to set their profile to public or private. By setting their profile to public, any member on WeedClub will be able to see the public profile’s posts and follow the account. Public profiles are also visible to anyone on the website regardless of being a member. When a profile is private, another User must request to follow such account and the account owner must grant permission before they can view any of the account’s posts.

•Accredited investors can engage & message startup companies for potential investment. Accredited investors must become a WeedClub member and upload the necessary bank statements or other documentation that is reviewed by the WeedClub team before gaining access to the investor portal.

•Licensed businesses can post and/or discover wholesale products. Similar to accredited investors, businesses must upload its licensure documentation that is then verified by the WeedClub team by checking state databases.

The Company also has a series of additional portals for each core service area, which include; networking, distribution, investment and news. The Company believes WeedClub will improve connectivity between enterprise cannabis professionals by adding more conventional social networking software and systems. WeedClub intends to offer its members group opportunities, wherein needs are met while advertising and consulting revenues are generated.

WeedClub.com

WeedClub.com is a professional network and platform designed specifically for the cannabis industry. An early version of WeedClub was introduced to the market in August 2014. The WeedClub Platform is open to all cannabis professionals and businesses for connection discovery. Consumers can also register and look for potential ways to start a career in the cannabis industry. Certain areas of The WeedClub Platform require additional vetting to ensure qualifications of those using these sub-portals. The additional vetting requires members to upload the necessary documentation that is then manually reviewed and approved or denied by the WeedClub team.

For growth stage companies and professionals looking to enter the cannabis industry, WeedClub offers the ability to gain new professional connections and visibility without sacrificing trust, safety and compliance concerns that are inherent to servicing an industry that did not exist legally until recently.

WeedClub Investor Portal

After registering as a WeedClub member, accredited investors can apply for access to the investor portal. To gain access, they must upload the necessary income documentation to prove accreditation. Documents are reviewed manually and the WeedClub team approves or denies access to the portal.

Within the portal, investors can view startups that are seeking investment, review documents and communicate with each startup. The portal provides investors with deal flow and an online platform to communicate and learn more about startups.

Revenues

The Company generates five types of revenue: subscription fees consisting of membership dues; affiliate advertising from links within the web properties; ticket sales and sponsorships derived from events; referral fees from strategic business introductions; and consulting fees. Each of the above segments is dependent on leads generated within the Farmhouse ecosystem. Subscription fees were billed based on the types of membership privileges that Members such as being able to communicate privately with dispensary owners and other licensed operators. Affiliate advertising revenue is derived from the placement of web links on WeedClub, @420 Twitter, e-mail and social media primarily. Live events by WeedClub and the @420 pitch by WeedClub, as well as community-building events such as mixers and topical panels, offer the Community unique sponsorship opportunities for signage, tables, and presentations. Sometimes Members require additional help to make professional connections and the Company charges a flat-rate consulting fee in these special situations. Details regarding when each revenue stream is recognized are listed below:

(1)Subscription fees. Subscription fees related to the WeedClub portal are received at the time of purchase. The Company’s performance obligation is to provide services over a fixed subscription period, accordingly, the Company recognizes revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date.

(2)Affiliate advertising. Affiliate advertising revenues result from advertising campaigns and are generally multi-month arrangements. The Company’s performance obligation is met when the Company runs the agreed upon advertisements on its platform, accordingly, the Company recognizes revenue ratably over the campaign period and deferred revenue is recorded for the portion of the campaign period subsequent to each reporting date.

(3)Event Sales. The Company collects payment up front for event ticket sales and sponsorships and records these payments as unearned revenue.  The Company’s performance obligation is met at the time the event takes place, accordingly, the Company recognizes revenue at the time the event takes place.

(4)Referral fees. The Company generates referral fees when a business transaction is consummated between the Company, as referee, and a potential target company. The Company performance obligation is met at the time such business transaction is consummated, accordingly, the Company recognize revenue at that point.

(5)Consulting and Other.  The Company generates fees to assist presenting companies with request consulting services in connection with their investment deck and presentation scripts.  Such consulting fees are recognized as services are performed.

Revenues generated for the years ended December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

Subscription fees	$-	$-
Affiliate advertising	2,671	-
Event Sales	2,020	-

Referral fees	11,250	41,344
Consulting and other	750	-
	$16,691	$41,344

No costs of revenues was incurred for the years ended December 31, 2020 and 2019.

Industry background

The legalization of medical and recreational marijuana in many states has allowed the growing, processing, distribution, sale and consumption of marijuana products and derivatives. It has led to the need for continuity between the growers, distributors and even the end consumer on matters relating to the growing processes, business startup, state and federal regulations and other legal issues centered around the cannabis industry in general.

Customers

A significant portion of the Company’s targeted customer base will be comprised of cannabis producers, retailers, consultants and supply chain professionals. The Company has over 110,000 cannabis industry participants in the WeedClub network. This includes over 100,000 followers across social media accounts (Twitter, Instagram, LinkedIn and Facebook), over 10,000 total registrants for live events and over 5,000 members on the WeedClub platform.

Customer Service

Through the WeedClub platform, Farmhouse offers customer service. Visitors and members can contact the WeedClub team via a phone number, email or send mail directly to Farmhouse. Visitors and members also have the ability to contact customer service on various social media sites including Twitter, Facebook, LinkedIn and Instagram.

Product Development Strategy

Farmhouse plans on running parallel development tracks to simultaneously grow the WeedClub platform and develop potential software and technology that addresses the needs of WeedClub members and the overall cannabis industry. The continued growth of the WeedClub platform will increase the Company’s potential customer base and allow it to replicate the same success seen at the start of WeedClub. By speaking with WeedClub members to discuss their current and future problems and needs, the Company will be able to develop solutions that address actual market needs with a present pool of potential early adopters. Platform growth at WeedClub will increase the Company’s ability to test software and possible blockchain solutions, and to rapidly iterate on product development to effectively discover product market fit.

Marketing

The Company intends to implement marketing programs typical for end-user technology consumers, such as print, media, social networking, search engine optimization, as well as direct sales calls to specific clients and channel marketing within its existing social network in accordance with applicable law. WeedClub’s primary marketing program will consist of media, networking, live events, partnerships, search engine optimization, and direct sales calls to existing members.

Competition

LinkedIn, AngelList, WomenGrow and MJBizCon are competitors. LinkedIn competes on the same networking, news and advertising platforms as found in WeedClub. While LinkedIn does not specifically target the cannabis niche, it is the largest and most well-known business to business networking company.  AngelList provides a similar service as the WeedClub investor portal. Like LinkedIn, AngelList does not cater specifically to the cannabis industry, but cannabis startups and investors currently participate on the platform.  WomenGrow and MJBizCon both offer cannabis specific events that compete with the WeedClub @420 pitch. WomenGrow also functions as a live events organization which is similar to WeedClub events.  Each of these competitors compete on a specific part of WeedClub, but do not function as a hub like WeedClub does. WeedClub provides all the services as these competitors except WeedClub members have access to each of these services through WeedClub. Members do not have to use multiple, separate platforms to access these benefits and services.

Technology

The Company operates its online network supporting systems on servers via the Heroku services platform. The Company also uses third-party content distribution networks such as Buffer and Google Analytics for ad serving, optimization, web tracking services and content marketing to improve performance and provide instrumentation. All contracts are click-form based with these service providers.

Employees

The Company is a team composed of experienced industry professionals led by founders Evan Horowitz, Chief Executive Officer and director, Michael Landau, Chief Technology Officer, and Secretary and director, Brian Clark, Senior Engineer, and Alex Quen, Senior Operations Specialist. Lanny Lang joined the Company on February 8, 2021 as Chief Financial Officer. As the team grows and the demand for the platform scales, the Company anticipates new team members joining to accelerate product development, research, and development.

Cannabis Market Growth and Current Trends

The Cole Memo

On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under certain state laws, so long as:

•Cannabis is not being distributed to minors and dispensaries are not located around schools or public buildings,

•The proceeds from sales are not going to gangs, cartels, or criminal enterprises,

•Cannabis grown in states where it is legal are not being diverted to other states,

•Cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity,

•There is not any violence or use of firearms in the cultivation and sale of marijuana,

•There is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and

•Cannabis not grown, used, or possessed on Federal properties.

The Cole Memo was a guide for United States attorneys and did not alter in any way the Department of Justice’s authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. As described below, as a result of the issuance of the Sessions Memo, the Company had implemented standard operating procedures and policies to ensure that it was operating in compliance with the Cole Memo. The Company can provide assurance that its actions, were, are or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations that currently exist or may be amended or adopted in the future.

Pursuant to the Company’s currently existing Terms and Conditions:

•Users access to the site is considered accessible to all industry participants worldwide; however, to access certain areas of the platform there may be additional license and other business verifications.

•Users must be of age to consume cannabis in their particular state (18 or 21 years old, depending on the state).

•Users may only post content that is in compliance with their state’s laws.

•Users may not solicit or distribute cannabis through Farmhouse unless they are licensed.

The Company has implemented an aggressive content and account review program to ensure compliance with its Terms and Conditions. Users have the ability to report any status or account that is in violation of the Company’s Terms and Conditions and encourage Users to do so as any illegal content jeopardizes the network for all Users. A Farmhouse employee reviews reported content as soon as possible and either approves it as in compliance within the Company’s Terms and Conditions or permanently deletes it and bans the User’s account.

The Company’s business plan includes allowing licensed cannabis manufacturers, distributors and other stakeholders to advertise on its network, which the Company believes could be deemed to be aiding and abetting illegal activities, a violation of Federal law. The Company continues to evaluate the effects of the Sessions Memo; however, it cannot provide assurance that the Company was, is or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations.

The Sessions Memo

On January 4, 2018, Attorney General Jefferson B. Sessions, III issued a memo on federal marijuana enforcement policy announcing a return to the rule of law and the rescission of previous nationwide guidance by the Department of Justice (including, but not limited to, the Cole Memo). In the memorandum, Attorney General Jefferson Sessions directs all U.S. attorneys to enforce the laws enacted by Congress and to follow well established principles when pursuing prosecutions related to marijuana activities. These principles include weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. The effect of this memo is to shift federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to determine how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is legal.

While the Company does not directly harvest or distribute cannabis today, it still may be deemed to be violating federal law or aiding and abetting the violation of Federal law and may be irreparably harmed by a change in enforcement by the federal or state governments.

Guidance to Banks Relating to the Marijuana Industry

On February 14, 2014, the Department of Justice and the Department of Treasury issued guidance to banks about how to serve the marijuana industry without running afoul of federal regulations. Prior to such guidance, dispensaries were forced to operate on a cash basis, presenting significant security and accounting issues. Although banks have remained reluctant to work with marijuana businesses because of federal prohibition laws, this guidance was a major step in legitimizing and accepting the cannabis industry on a national level. In addition, the adoption of the Rohrabacher Farr Amendment (as discussed below) indicates some level of support in Congress for medicinal cannabis, even if its actual effect is still undetermined.

For additional information concerning the Cole Memo, the Sessions Memo, the Rohrabacher-Farr Amendment and regulatory conditions, see the section entitled “Business – Government Regulation.”

Current States with Laws Permitting the Medical or Adult Use of Cannabis

Recreational marijuana is regulated in ten states and the District of Columbia and medical marijuana is regulated in 35 states (including Puerto Rico). The states which have enacted such laws are listed below:

The medical use of cannabis is legalized (with a doctor’s recommendation) in 33 states, four out of five permanently inhabited U.S. territories, and the District of Columbia.

Fourteen other states have laws that limit THC content, for the purpose of allowing access to products that are rich in cannabidiol (CBD), a non-psychoactive component of cannabis.

The recreational use of cannabis is legalized in 11 states (Alaska, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, and Washington), the District of Columbia, the Northern Mariana Islands, and Guam. Another 16 states and the U.S. Virgin

Islands have decriminalized.

Public Support for Regulation of Cannabis Increasing

A Quinnipiac poll conducted in February 2017 found that 93% of the American people supported regulating the medicinal use of cannabis, 59% supported regulating the adult-use of cannabis and 71% of Americans were opposed to federal government interference with state marijuana programs. These statistics continue the trend over the past decade toward public support for cannabis. In addition, a November 2019 Pew Research Poll shows 2/3 of Americans support recreational marijuana legalization and around 9 of 10 favor legalization for recreational or medial purposes.

Market Conditions That Could Limit the Company’s Business

Cannabis is a Schedule I controlled substance under Federal law, and, as such, there are several factors that could limit the Company’s business operations including, but not limited to:

•The Federal government and many private employers prohibit drug use of any kind, including cannabis, even where it is permissible under state law. Random drug screenings and potential enforcement of such employment provisions may significantly reduce the size of the potential cannabis market.

•Enforcement of Federal law prohibiting cannabis occurs randomly and without notice. This could scare many potential investors away from cannabis-related investments and makes it difficult to make accurate market predictions.

•On January 4, 2018, the Department of Justice issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinded the Cole Memo. Although there is no guarantee that additional states will pass measures to regulate cannabis use under state law, the Sessions Memo may further deter states from passing such measures. Furthermore, irrespective of the Sessions Memo, in many measures, like in Florida where a state constitutional amendment pertaining to cannabis has been proposed, but requires 60% approval to pass. Changes to the Sessions Memo and in voters’ attitudes and turnout have the potential to slow or stop the cannabis regulation movement and potentially reverse recent cannabis regulation victories.

•There has been some resistance and negativity as a result of recent cannabis regulation at the state level, especially as it relates to drugged driving. The slack of clearly defined and enforced laws at the state level has the potential to sway public opinion against marijuana regulation; and

•In the event that the Federal government does not enforce the Federal law prohibiting cannabis, state laws regarding the regulation of cannabis are being challenged through lawsuits. Lawsuits have been brought by private groups and local law enforcement officials. If these lawsuits are successful, state laws permitting cannabis sales may be overturned which will significantly reduce the size of the potential cannabis market and have a material adverse effect on the Company’s business.

Please see “Government Regulation” below for additional information.

Government Regulation

Marijuana is categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. However, many states have passed state laws that permit doctors to recommend cannabis for medical-use and several of those states and the District of Columbia have enacted laws that regulate the adult-use of cannabis for any reason. Because doctors are prohibited from prescribing a Schedule I controlled substance, the passage of a state medical marijuana does not necessarily guarantee the implementation of a regulated, commercial system through which patients can purchase cannabis products. This has created an unpredictable business-environment for dispensaries and collectives that operate under certain state laws but in violation of Federal law.

Rohrabacher-Farr Amendment

On December 16, 2014, H.R. 83 - Consolidated and Further Continuing Appropriations Act, 2015 was enacted and included a provision known as the “Rohrabacher-Farr Amendment” which states:

“None of the funds made available in this Act to the Department of Justice may be used, with respect to the States of Alaska, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Illinois, Iowa, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, Oregon, Rhode Island, South Carolina, Tennessee, Utah, Vermont, Washington, and Wisconsin, to prevent such States from implementing their own State laws that authorize the use, distribution, possession, or cultivation of medical marijuana.”

The Rohrabacher-Farr Amendment would appear to protect the right of the states to determine their own laws on medical cannabis use; however, the actual effects of the amendment are still unclear. The Rohrabacher-Farr Amendment did not remove the federal ban on medical cannabis and cannabis remains regulated as a Schedule I controlled substance. Further, the United States Department of Justice has interpreted the Rohrabacher-Farr Amendment as only preventing federal action that prevents states from creating and implementing cannabis laws - not against the individuals or businesses that actually carry out cannabis laws – and has continued to sporadically initiate enforcement actions against individuals or businesses participating in the cannabis industry despite such participation being regulated under state law. Whether this interpretation is appropriate is still being litigated, and, while an initial district court decision has not supported the Department of Justice’s interpretation, such decision is currently under appellate review. In addition, no matter what the interpretation is adopted by the courts, there is no question that the Rohrabacher-Farr Amendment does not protect any party not in full compliance with state medicinal cannabis laws.

Additional Government Regulations

The Company is subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. These regulations and laws cover among others, sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. Any noncompliance with the foregoing laws and regulations may harm the Company’s business and results of operations.

Description of Property

The Company operates out of Runway Innovation Hub, a co-working space for startups that is housed in the Twitter building at 1355 Market Street, Suite 488, San Francisco, CA 94103. Runway Innovation Hub is a 30,000 square foot space that houses over 60 startups and provides access to dedicated corporate meeting rooms, multiple event spaces, networking opportunities, and mentoring.

@420 Twitter

The Company owns a very effective and highly visible Twitter social media handle, @420.

Domain names:

The Company owns the following domain names:

•blunt.com

•coastweed.com

•coldsunlight.com

•dewby.com

•duby.org

•extract.com

•farmhouse.tv

•flexscanner.com

•gettingbaked.com

•greatpot.com

•herbdate.com

•herbmatch.com

•ifarmhouse.com

•jahtube.com

•localbud.com

•potsoda.com

•rosinedibles.com

•seed2.com

•seed2.sale

•sfbud.com

•sfpot.com

•superstrains.com

•tracelogic.com

•valuepot.com

•valueweed.com

•vaporsystem.com

•vapory.com

•weed.club

•weedclub.co

•weedclub.com

•weedclub.shop

•weedclub.site

•weedclub.tv

•weedclubinc.com

•weedclubselect.com

•weeddate.com

Trademarks:

The Company owns the following Registered Trademarks:

•WeedClub	86367462	5173923
•Friends in High Places	86367469	4820867
•Leaf/WC Outline	86367473	4869207
•Two-Tone Green Leaf/WC	86367482	4869208
•WeedClub Select	87344382	5845956
•WeedClub Select Logo	87344392	5776034
•@420	87519273	5964389

Emerging Growth Company

The Company is an emerging growth company (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act.”) The JOBS Act eases restrictions on the sale of securities and increases the number of stockholders a company must have before becoming subject to the reporting and disclosure rules of the Securities and Exchange Commission (the “SEC.”) The Company has not elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows it to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

ITEM 1A. RISK FACTORS.

The Company qualifies as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company operates out of Runway Innovation Hub, a co-working space for startups that is housed in the Twitter building at 1355 Market Street, Suite 488, San Francisco, CA 94103. Runway Innovation Hub is a 30,000 square foot space that houses over 60 startups and provides access to dedicated corporate meeting rooms, multiple event spaces, networking opportunities, and mentoring.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to legal proceedings by the Company’s subsidiary, Farmhouse DTLA.

In August 2017, the Company’s subsidiary, Farmhouse DTLA Inc. (“DTLA”) entered into a Strategic Consulting Agreement (the “SCA”) with Absolute Herbal Pain Solutions, Inc., a medical marijuana growing and retail company based in Los Angeles that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). The SCA provided for DTLA to invest substantial sums of money into LAFI and also to provide management services for LAFI going forward. In exchange, LAFI agreed to provide DTLA with a share in any future profits and a 49% equity stake in LAFI. Following the SCA, in excess of $700,000 was spent by DTLA to stabilize LAFI’s finances and pay critical bills. In addition, DTLA brought in an outside management company with expertise in running grow and retail operations. Subsequent to DTLA providing funding and management resources to LAFI, DTLA and its management team were locked out of the LAFI facility in late October 2017.

On October 25, 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. On March 27, 2018, the litigation was stayed so that the parties could pursue the claims by way of arbitration at Judicate West. In January 2021, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI. In late February 2021, a four-day arbitration hearing was held at Judicate West.

On April 8, 2021, the Judge overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI. The judgment awards 49% of LAFI to DTLA as of the change of control in November 2017, along with a share of any profits from November 2017 to the present and going forward, accrued interest on those profits, and costs of bringing the litigation. The judgment also appoints a monitor, to be supervised by the Judge, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis. No impact of this judgement has been reflected in the accompanying consolidated financial statements since the amount of the judgement has not been determined.  The Company is also reviewing the accounting treatment going forward.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares of common stock are quoted on the OTC Markets, Pink Tier, under the symbol “FMHS.” The following table shows the reported high and low closing bid prices per share for the Company’s common stock based on information provided by the OTC Markets. The over-the-counter market quotations set forth for the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	Low	High

June 30, 2021 (1)	$0.515	$0.530
March 31, 2021	$0.510	$1.500
December 31, 2020	$0.350	$1.700
September 30, 2020	$0.350	$1.300
June 30, 2020	$0.250	$2.000
March 31, 2020	$0.510	$1.220
December 31, 2019	$0.465	$2.000
September 30, 2019	$0.903	$3.000
June 30, 2019	$0.350	$2.218
March 31, 2019	$0.100	$1.000

(1)Through April 30, 2021, the date of this Report.

The Company’s Common Stock is considered a penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities were subject to first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders of Common Stock

As of December 31, 2020, the Company had 14,855,792 shares of common stock issued and outstanding, held by 127 stockholders of record and approximately 210 stockholders in street name.

As of April 30, 2021, the date of this Report, the Company had 14,980,354 shares of common stock issued and outstanding, held by 128 stockholders of record and approximately 210 stockholders in street name.

Dividends and Share Repurchases

The Company has not paid any dividends to stockholders and does not intend to pay cash dividends on its common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of the Board. Also, there are no restrictions, which would limit the Company’s ability to pay dividends on common stock.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Common Stock Offering

In April 2021, the Board authorized an offering of up to 1,000,000 shares of restricted common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Offering”).  The Offering will be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. The Offering terminates on June 30, 2021, unless extended by the Board.  In addition, the Board approved a one-time, limited “anti-dilution protection” to certain investors who, in the last 12 months, have invested at a per share price higher than the Offering Price, provided such investors make a new minimum investment under the Offering.

Common Stock Issued

A summary of the Company’s common stock transactions through April 30, 2021, the date of this Report, is as follows:

•The Company sold 49,020 shares of common stock under the Offering for proceeds of $25,000 and issued 17,255 shares of common stock for anti-dilution protection under the Offering.

•The Company issued 30,000 shares of common stock pursuant to a Services Agreement whereby Lanny R. Lang was elected and named CFO of the Company. The shares of common stock were valued at $15,300, based on the closing price of the Company’s common stock on the OTC Pink market.

•The Company issued 28,287 shares of common stock for services rendered. The shares of common stock were valued at $14,426, based on the closing price of the Company’s common stock on the OTC Pink market.

As a result of these transactions, the Company has 14,980,354 shares of common stock outstanding as of April 30, 2021, the date of this Report.

A summary of the Company’s common stock transactions for the year ended December 31, 2020 is as follows:

•The Company sold 76,667 shares of common stock for cash proceeds of $57,500.

•The Company issued 125,000 shares of common stock for the acquisition of the domain blunt.com. The shares of common stock were valued at $125,000, based on the closing price of the Company’s common stock on the OTC Pink market.

•The Company issued 156,282 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of the Company’s common stock on the OTC Pink market, and resulted in an expense of $165,068 for the year ended December 31, 2020.

As a result of this transaction, the Company has 14,855,792 shares of common stock outstanding as of December 31, 2020.

A summary of the Company’s common stock transactions for the year ended December 31, 2019 is as follows:

•The Company issued 19,201 shares of common stock for the conversion of $10,001 in principal and $800 in accrued interest. The shares of common stock were valued at an agreed upon price of $.5625 per share and the closing price of the Company’s common stock on the OTC Pink market was $.465, resulting in a gain on extinguishment of debt of $1,872 for the year ended December 31, 2019.

•The Company sold 76,543 shares of common stock for proceeds of $117,002. Of this amount, $2,001 was recorded as a subscription receivable as funds were not received as of December 31, 2019.

•The Company issued 187,500 shares of common stock for the acquisition of the domain extract.com. The shares of common stock were valued at $300,000, based on the closing price of the Company’s common stock on the OTC Pink market.

•The Company issued 55,326 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of the Company’s common stock on the OTC Pink market, and resulted in an expense of $74,847 for the year ended December 31, 2019.

•The Company issued 3,059,422 shares of common stock in connection with the reverse acquisition transaction.

As a result of this transaction, the Company has 14,497,843 shares of common stock outstanding as of December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company’s Officers and Directors did not purchase shares in the open market during the years ended December 31, 2020 and 2019.

Stock Option Grants

The Company has not granted any stock options.

Registration Rights

There are no registration rights as of April 30, 2021, the date of this Report.

Stock transfer agent

The Company’s stock transfer agent is Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84141. Their phone number is (801) 274-1088 and their website is http://www.actionstocktransfer.com.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. We use United States GAAP financial measures in the MD&A, unless otherwise noted. All the GAAP financial measures used by us in this report relate to the inclusion of financial information. This MD&A should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2020 and 2019 included under Item 8 in this Report. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. See the cautionary language at the beginning of this Report regarding forward-looking statements.

Potential Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world, including the United States. Our business operations, which commenced during this pandemic, continue to be operational and, to date, we have not seen any significant direct negative impact of COVID-19 to our newly commenced business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial condition, or liquidity for the remainder of fiscal year 2021 and beyond.

Liquidity and Capital Resources

For the years ended December 31, 2020 and 2019, we generated revenues of $16,691 and $41,344, respectively, and we reported net losses of $1,045,479 and $563,072, respectively. We had negative cash flow from operating activities of $101,554 and $387,734, respectively. As of December 31, 2020, we had an accumulated deficit of $4,326,338 and a shareholders’ deficit of $1,135,712.

Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. We anticipate that we will continue to report losses and negative cash flow. To date, we have financed our activities principally from the sale of common stock and loans from Company officers. We intend on financing our future working capital needs from these sources until such time that funds provided by our operations are sufficient to fund our working capital requirements. We believe that the current cash on hand, loans from Company officers and funds raised from the sale of our common stock allows us sufficient capital for operations and to continue as a going concern.

In April 2021, we authorized an offering of up to 1,000,000 shares of common stock at $0.51 per share, providing proceeds of up to $510,000. This offering will be sold only to investors that qualify as “accredited investors,” as that term is defined in Regulation D, and terminates on June 30, 2021. A total of 46,020 shares of common stock have been sold under the Offering for proceeds of $25,000 as of the date of this Report. There is no assurance that we can raise money under this offering, but management believes the full proceeds of this offering will provide sufficient cash for 12 months’ operating expenses.

Results of Operations

Year Ended December 31, 2020, compared to the year ended December 31, 2019

For the years ended December 31, 2020 and 2019, we generated revenues of $16,691 and $41,344, respectively, a decrease of $24,653. We generate five types of revenue, which generally consist of fees from subscriptions, affiliate advertising, event sales, referrals and consulting. Our revenues for the years ended December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

Subscription fees	$-	$-
Affiliate advertising	2,671	-
Event Sales	2,020	-
Referral fees	11,250	41,344
Consulting and other	750	-
	$16,691	$41,344

We generated revenues across most categories for the year ended December 31, 2020 versus all of our revenues from referrals for the year ended December 31, 2019. The negative impact of COVID-19 resulted in a significant decrease in our referral revenues, as we were able to hold one @420 virtual event this year with a limited number of company presenters. We expect to be able to resume our @420 networking events in person in the third quarter of 2021. In addition, in March 2021, we were able to secure a merchant account which will allow us to resume charging subscription fees for The WeedClub Platform® premium memberships.

For the years ended December 31, 2020 and 2019, general and administrative expenses were $370,908 and $372,019, respectively, a slight overall decrease of approximately $1,100. For the year ended December 31, 2020, labor related expenses, including payroll and consulting, increased by approximately $12,700 and public company related expenses, including OTC listing and SEC filing fees, increased by approximately $10,500. These increases were offset by a decrease of approximately $24,300 in overall general and administrative expenses, including travel and entertainment.

For the years ended December 31, 2020 and 2019, professional fees were $197,559 and $217,931, respectively, a decrease of approximately $20,400. Our professional fees the years ended December 31, 2020 and 2019 were comprised of the following:

	December 31,
	2020	2019

Legal	$56,855	$151,446
Accounting and audit	102,594	57,050
Other	38,110	9,435
	$197,559	$217,931

For the years ended December 31, 2020, legal expenses decreased by approximately $94,600 due to engaging a new “contingency-based” law firm in February 2020 to continue to pursue the litigation against LAFI. Reference is made to Note 9, Litigation, to the Consolidated Financial Statements included under Item 8 in this Report. Accounting and audit expenses increased by approximately $45,600 for the year ended December 31, 2020, which included increases in fees to our outside bookkeeping services by approximately $7,600, our independent public accounting firm by approximately $2,000, and our contracted CFO, Kevin Asher by approximately $36,000. Other professional fees increased by approximately $28,700 for the year ended December 31, 2020, comprised entirely of fees to our contracted software engineers and developers on The WeedClub Platform®.

In accordance with generally accepted accounting principles related to Intangible Assets, we determined that the fair market value of our intangible assets to be zero as of December 31, 2020. Accordingly, we incurred a loss on impairment of intangible assets of $455,000 for the year ended December 31, 2020. Reference is made to Note 5, Intangible Assets, to the Consolidated Financial Statements included under Item 8 in this Report.

Other (income) and expenses for the years ended December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

Gain on extinguishment	$(26,492)	$(1,872)
Interest expense	63,280	13,999
	$36,788	$12,127

For the years ended December 31, 2020, we were able to write-off several old accounts payable liabilities from 2018, which resulted in gain on extinguishment of approximately $26,500.

For the year ended December 31, 2020, interest expense increased by approximately $49,300 compared to the year ended December 31, 2019. The increase in interest expense was entirely due to interest expense accrued on our unpaid liability to our predecessor law firm in the aforementioned litigation. This law firm resigned in April 2020 when we engaged a new “contingency-based” law firm and started accruing interest expense on their unpaid amount. The entire liability, plus accrued interest, is recorded as accrued legal fees on the accompanying balance sheet as of December 31, 2020.

Overall, for the year ended December 31, 2020, we reported a net loss of $1,045,479 compared to a net loss of $563,072 for the year ended December 31, 2019. Without considering the $455,000 loss on impairment of our intangible assets, our comparative net loss for the year ended December 31, 2020 was $590,479, an overall increase of approximately $27,400 over the year ended December 31, 2019.

Contractual Obligations

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $3,906 and $7,313 as of December 31, 2020 and 2019, respectively.

Critical Accounting Policies and Estimates

Reference is made to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included under Item 8 in this Report.

Recently Adopted Accounting Pronouncements

Reference is made to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included under Item 8 in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Farmhouse, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Farmhouse, Inc. as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Farmhouse, Inc. as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Farmhouse, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Farmhouse, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group, LLP

We have served as Farmhouse, Inc.’s auditor since 2018.

Midvale, Utah

April 30, 2021

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,906	$7,313
Accounts receivable	-	7,594
Total current assets	3,906	14,907

Property and equipment, net	1,272	3,187
Intangible assets	-	330,000
Total assets	$5,178	$348,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,971	$31,367
Accrued legal fees	267,127	171,359
Accrued payroll and payroll taxes	577,321	391,014
Accrued liabilities	59,011	17,464
Deferred revenue	3,000	-
Accrued interest payable	28,095	19,973
Convertible notes payable	45,000	45,000
Due to related parties	150,365	111,719
Total current liabilities	1,140,890	787,896

Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 295,000,000 shares authorized, 14,855,792 and 14,497,843 shares issued and outstanding, respectively	1,486	1,450
Additional paid-in capital	3,189,140	2,841,608
Subscription receivable	-	(2,001)
Accumulated deficit	(4,326,338)	(3,280,859)
Total stockholders’ deficit	(1,135,712)	(439,802)
Total liabilities and stockholders’ deficit	$5,178	$348,094

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2020	2019

REVENUES
Net revenues	$16,691	$41,344
Total revenues	16,691	41,344

OPERATING EXPENSES
General and administrative	370,908	372,019
Professional fees	197,559	217,931
Impairment of intangible assets	455,000	-
Depreciation and amortization	1,915	2,339
Total operating expenses	1,025,382	592,289
LOSS FROM OPERATIONS	(1,008,691)	(550,945)

OTHER INCOME (EXPENSE):
Gain on extinguishment	26,492	1,872
Interest expense	(63,280)	(13,999)
Total other income (expense)	(36,788)	(12,127)

LOSS BEFORE INCOME TAXES:	(1,045,479)	(563,072)
Income tax expense	-	-
NET LOSS	$(1,045,479)	$(563,072)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,693,193	12,473,106

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the the years ended December 31, 2020 and 2019

	Common Stock			Subscription	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Deficit	Total

Balance at December 31, 2018	11,099,851	$1,110	$2,352,663	$(175,005)	$(2,717,787)	$(539,019)

Subscription receivable collected	-	-	-	175,005	-	175,005
Common stock issued upon conversion of debt	19,201	2	8,927	-	-	8,929
Common stock sold	76,543	8	116,994	(2,001)	-	115,001
Common stock issued for intangible asset	187,500	19	299,981	-	-	300,000
Common stock issued for services	55,326	5	74,842	-	-	74,847
Common stock issued for reverse capitalization	3,059,422	306	(11,799)	-	-	(11,493)
Net loss	-	-	-	-	(563,072)	(563,072)
Balance at December 31, 2019	14,497,843	1,450	2,841,608	(2,001)	(3,280,859)	(439,802)

Subscription receivable collected	-	-	-	2,001	-	2,001
Common stock sold	76,667	7	57,493	-	-	57,500
Common stock issued for intangible asset	125,000	13	124,987	-	-	125,000
Common stock issued for services	156,282	16	165,052	-	-	165,068
Net loss	-	-	-	-	(1,045,479)	(1,045,479)
Balance at December 31, 2020	14,855,792	$1,486	$3,189,140	$-	$(4,326,338)	$(1,135,712)

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,045,479)	$(563,072)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,915	2,339
Amortization of debt discount	-	3,334
Bad debt	-	1,628
Stock issued for services	165,068	74,847
Gain on extinguishment of debt	(26,492)	(1,872)
Impairment of intangible assets	455,000	-
Changes in operating assets and liabilities:
Accounts receivable	7,594	(4,848)
Accounts payable	(20,396)	27,395
Accrued legal fees	110,768	37,567
Accrued payroll and payroll taxes	186,307	20,076
Accrued liabilities	53,039	5,971
Deferred revenue	3,000	-
Accrued interest payable	8,122	8,901
Net cash used in operating activities	(101,554)	(387,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3,529)
Net cash used in investing activities	-	(3,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	59,501	290,006
Proceeds from issuance of related party debt and short-term advances	64,652	107,282
Repayment of related party debt and short-term advances	(26,006)	(2,000)
Net cash provided by financing activities	98,147	395,288

NET CHANGE IN CASH	(3,407)	4,025
CASH AT BEGINNING OF PERIOD	7,313	3,288
CASH AT END OF PERIOD	$3,906	$7,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible asset	$125,000	$300,000
Common stock issued in reverse capitalization	$-	$11,473

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

On June 28, 2013, the Company was incorporated as Somerset Transition Corporation under the Oklahoma General Corporation Act. The Company was formed to complete a reorganization under Section 1088(g) of the Oklahoma Act, whereby the Company became successor to Transnational Financial Network, Inc., which was originally incorporated in California in 1985. In September 2013, the Company was redomesticated in Maryland and changed its name to Somerset Property, Inc. In July 2017, the Company was redomesticated in Nevada and changed its name to Revival, Inc. On June 27, 2019, the Company changed its name to Farmhouse, Inc. to reflect the its new business endeavors, discussed below. On August 6, 2019, FINRA approved the name change and its trading symbol was changed from TLVA to FMHS.

On August 13, 2019, the Company acquired Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) as its wholly owned subsidiary (the “Acquisition”). Farmhouse Washington was formed in January 2014 and has developed a social network platform, “The WeedClub® Platform. See “Current Operations” below. Effective on August 13, 2019, all of the issued and outstanding shares of common stock of Farmhouse Washington were exchanged for shares of common stock of the Company on a one-for-one basis. See Note 3.

Upon consummation of the Acquisition, the financial statements of the Company are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company. The assets and liabilities of Farmhouse Washington are measured at their pre-combination carrying amounts and the assets and liabilities of the Company are accounted for at fair value as required under the purchase method of accounting under a reverse recapitalization.

Prior to the Acquisition, on August 1, 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. DTLA has an agreement with a medical marijuana growing and retail company based in Los Angeles which is subject to litigation. See Note 9.

Current Operations

The Company has developed The WeedClub® Platform, a professional social network platform to the regulated cannabis industry, which allows its members to digitally network with vetted cannabis industry stakeholders. The Company vets its WeedClub® members to ensure their businesses are state compliant and have clean backgrounds which helps facilitate a sense of community and trust amongst its members. Within WeedClub®, members utilize an increasing set of technology-based tools for discovering professional connections and information. The Company believes WeedClub® will improve connectivity between enterprise cannabis professionals by adding more conventional social networking software and systems. The

Company intends to offer its WeedClub® members group opportunities while advertising and consulting revenues are generated via the curated opportunities.

Going Concern and Management Plans

The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2020, the Company had a net loss from operations of $1,008,691, consisting primarily of general and administrative, and legal and professional expenses, and loss on the impairment of intangible assets. In addition, as of December 31, 2020, the Company had stockholders’ deficit of $1,135,712 and available cash on hand of $3,906. In view of these matters, recoverability of any asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed its activities principally from the sale of its common stock and loans from Company officers. The Company intends on financing its future working capital needs from these sources until such time that funds provided by operations are sufficient to fund working capital requirements. Management believes that the current cash on hand, loans from Company officers and funds raised from the sale of its common stock allows the Company sufficient capital for operations and to continue as a going concern.

Subsequent to December 31 ,2020, the board of directors authorized an offering of up to 1,000,000 shares of restricted common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Offering”). The Offering will be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. The Offering terminates on June 30, 2021. See Note 13.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s consolidated financial statements. These accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied in the preparation of these consolidated financial statements.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Farmhouse Washington and DTLA (together the “Company”). All inter-company balances have been eliminated in consolidation.

Financial Statement Reclassification

Certain amounts from the prior year’s financial statements have been reclassified in these consolidated financial statements to conform to the current year’s classifications.

Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2020 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash as of December 31, 2020. The Company places its cash with high credit quality financial institutions.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The need for an allowance for uncollectible amounts is evaluated quarterly. No allowance for doubtful accounts was considered necessary as of December 31, 2020 and 2019.

Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of their fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities,

Level 2 Quoted prices in markets that are not considered to be active or financial instruments without quoted market prices, but for which all significant inputs are observable, either directly or indirectly, or

Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, convertible notes payable and loans from related parties. The carrying amounts of these financial instruments are stated at cost which approximates fair value.

Intangible Assets

Intangible assets are comprised of acquire domain names. The useful life of the intangible assets is indefinite. In accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other, the Company reviews the carrying value of its intangible assets whenever circumstances indicate that an intangible asset’s carrying amount may not be recoverable, or if no interim circumstances exist, on the financial statement date. As of December 31, 2020, the Company recorded an impairment loss on its intangible assets. See Note 5.

Property and equipment

Property and equipment is carried at the lower of cost or net realizable value. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in operations. The Company’s property and equipment is reviewed for impairment in accordance with guidance of ASC No. 360, Property, Plant and Equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years.

Revenue Recognition

In accordance with ASC No. 606, Revenue Recognition, the Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. For the years ended December 31, 2020 and 2019, the Company generated five types of revenue, including:

(1)Subscription fees. Subscription fees related to the WeedClub portal are received at the time of purchase. The Company’s performance obligation is to provide services over a fixed subscription period, accordingly, the Company recognizes revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date.

(2)Affiliate advertising. Affiliate advertising revenues result from advertising campaigns and are generally multi-month arrangements. The Company’s performance obligation is met when the Company runs the agreed upon advertisements on its platform, accordingly, the Company recognizes revenue ratably over the campaign period and deferred revenue is recorded for the portion of the campaign period subsequent to each reporting date.

(3)Event Sales. The Company collects payment up front for event ticket sales and sponsorships and records these payments as unearned revenue. The Company’s performance obligation is met at the time the event takes place, accordingly, the Company recognizes revenue at the time the event takes place.

(4)Referral fees. The Company generates referral fees when a business transaction is consummated between the Company, as referee, and a potential target company. The Company performance obligation is met at the time such business transaction is consummated, accordingly, the Company recognize revenue at that point.

(5)Consulting and Other. The Company generates fees to assist presenting companies with request consulting services in connection with their investment deck and presentation scripts. Such consulting fees are recognized as services are performed.

Revenues generated for the years ended December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

Subscription fees	$-	$-
Affiliate advertising	2,671	-
Event Sales	2,020	-
Referral fees	11,250	41,344
Consulting and other	750	-
	$16,691	$41,344

No costs of revenues was incurred for the years ended December 31, 2020 and 2019.

Commitment and Contingencies

The Company follows ASC No. 450, Contingencies, paragraph 20 to report accounting for contingencies. Certain conditions may exist as of the date that these consolidated financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon the information available at this time, that any matters exist that will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC No. 260, Earnings per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. As of December 31, 2020 and 2019, the Company had a convertible note with a principal balance of $45,000 and $45,000, respectively. This note is convertible at a conversion price the note holder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. See Note 6.

Income Tax Provision

The Company accounts for income taxes under ASC No. 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in these consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect during the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheet, as well as tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheet and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all periods presented. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Related Parties

The Company follows ASC No. 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. This guidance requires that transactions with related parties that would make a difference in decision making be disclosed so that readers of these consolidated financial statements can evaluate their significance.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – REVERSE RECAPITALIZATION

As discussed in Note 1, on August 13, 2019, the Company acquired Farmhouse Washington (the “Reverse Acquisition”). Upon the Reverse Acquisition, all of the issued and outstanding shares of common stock of Farmhouse Washington were exchanged for shares of the Company’s authorized, but previously unissued common stock on a one share for one share basis. At the closing of the Reverse Acquisition, Farmhouse Washington had 11,368,853 shares of its common stock issued and outstanding. A total of 14,428,275 of shares of common stock were issued and outstanding immediately after the Reverse Acquisition, accordingly, 3,059,422 shares were issued in the reverse capitalization.

At the time of the Reverse Acquisition, the Company was a public shell company. The Securities Act Rule 405 and Exchange Act Rule 12b-2 define a “shell company” as a company, other than an asset-backed issuer, with: no or nominal operations and either (a) no nominal assets, (b) assets consisting solely of cash and cash equivalents, or (c) assets consisting of any amount of cash and cash equivalents and other nominal other assets. As such, it would not meet the definition of a business under ASC No. 805. Further, the SEC staff believes that the merger of a private operating company into a public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. For accounting purposes, the Reverse Acquisition is considered to be a capital transaction rather than a business combination and no goodwill was recorded in the Reverse Acquisition.

At the closing of the Reverse Acquisition, the Company’s financial statements are the continuation of Farmhouse Washington with the adjustment to reflect the legal capital of the Company. The assets and liabilities of Farmhouse Washington were measured at their pre-combination carrying amounts and the assets and liabilities of the Company were accounted for at fair value as required under the purchase method of accounting of Reverse Acquisition and the capital structure was retroactively adjusted to reflect the capital structure of the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	December 31,
	2020	2019

Computer equipment	$9,604	$9,604
Less: Accumulated depreciation	(8,332)	(6,417)
	$1,272	$3,187

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally three years. Depreciation expense was $1,915 and $2,339 for the years ended December 31, 2020 and 2019, respectfully.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	weed.club	Extract.com	Blunt.com	Total

December 31, 2018	$30,000	$-	$-	$30,000
Purchases	-	300,000	-	300,000
Impairment	-	-	-	-
December 31, 2019	30,000	300,000	-	330,000
Purchases	-	-	125,000	125,000
Impairment	(30,000)	(330,000)	(125,000)	(455,000)
December 31, 2020	$-	$-	$-	$-

In March 2018, the Company issued 30,000 shares of common stock for the acquisition of the domain Weed.Club. The shares of common stock were valued at $30,000, which represented the price per share that the Company sold common stock in arm’s length cash transactions at or around the time of transaction. In May 2019, the Company issued 187,500 shares of common stock for the acquisition of the domain Extract.com. The shares of common stock were valued at $300,000, which was the trading price of the Company’s common stock on this date. On March

3, 2020, the Company issued 125,000 shares of common stock for the acquisition of the domain Blunt.com. The shares of common stock were valued at $125,000, which was the trading price of the Company’s common stock on this date.

The Company follows the guidance in ASC No. 350, Intangibles – Goodwill and Other, to test for impairment losses on long-lived assets used in operations. Management determined that the fair market value of its intangible assets to be zero as of December 31, 2020.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable is comprised of the following:

	December 31,
	2020	2019

Note payable to convertible note holder, interest rate of 18% accrued monthly, principal and interest due July 4, 2018, unsecured.	$45,000	$45,000
	$45,000	$45,000

Interest expense related to convertible notes was $8,122 and $8,900 for the years ended December 31, 2020 and 2019, respectively. Accrued interest related to the outstanding notes was $28,095, and $19,973 as of December 31, 2020 and 2019, respectively.

The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in the accompanying consolidated financial statements as of December 31, 2020 and 2019.

NOTE 7 – DUE TO RELATED PARTIES

Due to Related Parties is comprised of the following:

	December 31,
	2020	2019

Cash advances	$148,428	$109,782
Accrued interest payable	1,937	1,937
	$150,365	$111,719

Cash advances are provided to the Company for operating expenses by Company officers, Evan Horowitz and Michael Landau, who are considered related parties under ASC No. 850, See Note 11. Company officers made cash advances of $64,652 and $107,282 to the Company for the years ended December 31, 2020 and 2019, respectively. Company officers were repaid $26,006 and $2,000 by the Company for the years ended December 31, 2020 and 2019, respectively. The cash advances are non-interest bearing and are unsecured.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company’s authorized capital consists of 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The board of directors, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of any series of preferred stock as established. As of December 31, 2020 and 2019, the Company had no shares of preferred stock issued or outstanding.

Common stock transactions

A summary of the Company’s common stock transactions for the year ended December 31, 2020 is as follows:

•The Company sold 76,667 shares of common stock for cash proceeds of $57,500.

•The Company issued 125,000 shares of common stock for the acquisition of the domain blunt.com. The shares of common stock were valued at $125,000, based on the closing price of the Company’s common stock on the OTC Pink market, and is recorded as an Intangible Asset on the accompanying balance sheet as of December 31, 2020. See Note 5.

•The Company issued 156,282 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of the Company’s common stock on the OTC Pink market, and resulted in an expense of $165,068 recorded as general and administrative expense for the year ended December 31, 2020.

As a result of these transactions, the Company has 14,855,792 shares of common stock outstanding as of December 31, 2020.

A summary of the Company’s common stock transactions for the year ended December 31, 2019 is as follows:

•The Company issued 19,201 shares of common stock for the conversion of $10,001 in principal and $800 in accrued interest. The shares of common stock were valued at an agreed upon price of $.5625 per share. The closing price of the Company’s common stock on the OTC Pink market was $.465, resulting in a gain on extinguishment of debt of $1,872 for the year ended December 31, 2019.

•The Company sold 76,543 shares of common stock for proceeds of $117,002. Of this amount, $2,001 was recorded as a subscription receivable as funds were not received as of December 31, 2019.

•The Company issued 187,500 shares of common stock for the acquisition of the domain extract.com. The shares of common stock were valued at $300,000, based on the closing price of the Company’s common stock on the OTC Pink market, and is recorded as an Intangible Asset on the accompanying balance sheet as of December 31, 2019. See Note 5.

•The Company issued 55,326 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of the Company’s common stock on the OTC Pink market, and resulted in an expense of $74,847 recorded as general and administrative expense for the year ended December 31, 2019.

•The Company issued 3,059,422 shares of common stock in connection with the reverse acquisition transaction. See Note 3.

As a result of these transactions, the Company has 14,497,843 shares of common stock outstanding as of December 31, 2019. Subsequent to December 31, 2020, there were additional common stock transactions. See Note 13.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to effect shares that could be issued in connection the conversion of the convertible note. See Note 6. This note is convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of December 31, 2020 and 2019.

NOTE 9 – LITIGATION

In August 2017, the Company’s subsidiary, DTLA. entered into a Strategic Consulting Agreement (the “SCA”) with Absolute Herbal Pain Solutions, Inc., a medical marijuana growing and retail company based in Los Angeles that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). The SCA provided for DTLA to invest substantial sums of money into LAFI and also to provide management services for LAFI going forward. In exchange, LAFI agreed to provide DTLA with a share in any future profits and a 49% equity stake in LAFI. Following the SCA, in excess of $700,000 was spent by DTLA to stabilize LAFI’s finances and pay critical bills. In addition, DTLA brought in an outside management company with expertise in running grow and retail operations. Subsequent to DTLA providing funding and management resources to LAFI, DTLA and its management team were locked out of the LAFI facility in late October 2017.

On October 25, 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. On March 27, 2018, the litigation was stayed so that the parties could pursue the claims by way of arbitration at Judicate West. In January 2021, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI.

In late February 2021, a four-day arbitration hearing was held at Judicate West. On April 8, 2021, the Judge overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI. See Note 13.

NOTE 10 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company used effective tax rate of 21% when calculating the deferred tax assets and liabilities and income tax provision below.

Net deferred tax assets consist of the following components as of December 31, 2020 and 2019:

	2020	2019

Deferred tax assets:
Net operating loss carryforward	$790,900	$597,500
Accrued payroll	139,800	-
Depreciation	(106,500)	(3,600)
Valuation allowance	(824,200)	(593,900)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2020 and 2019 due to the following:

	2020	2019

Book income (loss)	$(219,600)	$(118,200)
Depreciation	89,600	(3,000)
Meals and entertainment	100	500
Other non-deductible expenses	50,400	16,000
Accrued payroll	35,700	-

Valuation allowance	43,800	104,700
	$-	$-

As of December 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $3,039,000 that may be offset against future taxable income beginning in 2020 through 2040. Utilization of the NOL carryforwards might be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of common stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change has occurred. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

NOTE 11 – RELATED PARTIES

Company Officers

As discussed in Note 7, Cash advances are provided to the Company for operating expenses by Company officers, Evan Horowitz and Michael Landau, who are considered related parties under ASC No. 850. Company officers are owed $150,365 and $111,719 by the Company as of December 31, 2020 and 2019, respectively. Company officers own approximately 47.3% of the Company as of December 31, 2020. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 12

Lang Financial Services, Inc. (“LFSI”)

On February 8, 2021, the Company entered into a CFO Consulting and Advisory Agreement with

LFSI pursuant to which Lanny R. Lang was elected and named CFO of the Company. In addition to monthly service fees, the Company issued 30,000 shares of common stock to LFSI. The shares of common stock were valued at $15,300, based on the closing price of the Company’s common stock on the OTC Pink market.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management’s opinion, upon consultation with legal counsel, there are no contractual obligations or current litigation that will materially affect the Company’s consolidated financial position or results of operations.

Lease Commitment

The Company leases desk space in an incubator in San Francisco, CA at the rate of $700 per desk. This lease is month-to-month with one calendar month written notice to terminate.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of December 31, 2020 and 2019.

NOTE 13 – SUBSEQUENT EVENTS

There are no subsequent events that are required to be recorded or disclosed in the accompanying consolidated financial statements as of and for the year ended December 31, 2021 other than those listed below and elsewhere in these consolidated financial statements.

Common Stock Offering

In April 2021, the board of directors authorized an offering of up to 1,000,000 shares of common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Offering”). The Offering will be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. The Offering terminates on June 30, 2021. A total of 46,020 shares of common stock have been sold under the Offering for proceeds of $25,000.

In addition, the board of directors approved a one-time, limited anti-dilution protection to certain investors who, in the last 12 months, have invested at a per share price higher than the Offering Price, provided such investors make a new minimum investment under the Offering. A total of 17,255 shares of common stock were issued for anti-dilution protection under the Offering.

Common stock transactions

A summary of the Company’s common stock transactions subsequent to December 31, 2020 is as follows:

•The Company sold 49,020 shares of common stock under the Offering for proceeds of $25,000 and issued 17,255 shares of common stock for anti-dilution protection under the Offering. See “Common Stock Offering” above.

•The Company issued 30,000 shares of common stock pursuant to a Services Agreement whereby Lanny R. Lang was elected and named CFO of the Company. See Note 11. The shares of common stock were valued at $15,300, based on the closing price of the Company’s common stock on the OTC Pink market.

•The Company issued 28,287 shares of common stock for services rendered. The shares of common stock were valued at $14,426, based on the closing price of the Company’s common stock on the OTC Pink market.

As a result of these transactions, the Company has 14,980,354 shares of common stock outstanding.

Litigation

As discussed in Note 8, on April 8, 2021, the Judge overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI. The judgment awards 49% of LAFI to DTLA as of the change of control in November 2017, along with a share of any profits from November 2017 to the present and going forward, accrued interest on those profits, and costs of bringing the litigation. The judgment also appoints a monitor, to be supervised by the Judge, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis. No impact of this judgement has been reflected in the accompanying consolidated financial statements since the amount of the judgement has not been determined. The Company is also reviewing the accounting treatment going forward.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and its chief financial officer to allow for timely decisions regarding required disclosure.

As of December 31, 2020, the end of the year covered by this Report, the Company carried out an evaluation, under the supervision of Mr. Horowitz, Chief Executive Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Mr. Horowitz concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Mmanagement assessed the internal control over financial reporting using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on the evaluation under the framework in COSO, management concluded that the Company’s internal controls over financial reporting was ineffective as of December 31, 2020 based on such criteria. Deficiencies existed in the design or operation of the Company’s internal control over financial reporting that adversely affect its internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of December 31, 2020.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. To address these material weaknesses, and subject to the receipt of additional financing or cash flows, the Company intends to undertake remediation measures to address the material weaknesses described in this Report, including implementing procedures pursuant to which it can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control Over Financial Reporting

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit it to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Each of the Company’s directors holds office until the next annual meeting of stockholders or until their successor has been elected and qualified, or until their death, resignation, or removal. The Company’s executive officers are appointed by the Board and hold office until their death, resignation, or removal from office. The Company’s current executive officers and directors and additional information concerning them are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed

Evan Horowitz	Chief Executive Officer and Director	47	January 28, 2014
Michael Landau	Chief Technical Officer, Secretary, Treasurer and Director	48	January 28, 2014
Scott Bostick	Director	55	August 13, 2019
Lanny R. Lang	Chief Financial Officer	62	February 8, 2021

Business Experience

The following is a brief account of the education and business experience of the Company’s executive officers and directors during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Evan Horowitz – Chief Executive Officer and Director. Evan Horowitz, 47, has held the position of Chief Executive Officer and Director of the Company since January 2014. Mr. Horowitz’s primary responsibilities include the management and execution of the Company’s business development, market strategies, social media and brand development. In addition, Mr. Horowitz acts as host for the Company’s live @420 industry events held in their San Francisco-based corporate offices. Prior to the Company, Mr. Horowitz was Co-Founder and CEO of multiple technology businesses primarily in the affiliate networking, advertising and domain name marketplace channels and was responsible for all aspects of the business including finance, partnerships, marketing, events, and advertising programs. As Co-Inventor on two previously issued and subsequently monetized technology patents, Mr. Horowitz has firsthand intellectual property expertise related to branding, marketing, startups, defense and growth. Mr. Horowitz has significant investment experience and has advised several businesses in the fields of health, technology, accessories and wellness, in the areas of business valuations, performance improvement and strategic introductions. Mr. Horowitz attended The University of California, Berkeley from 1990-1995 and studied Mass Communications.

Michael Landau – Chief Technical Officer, Secretary, Treasurer and Director. Michael Landau, 47, has held the position of Chief Technical Officer, Secretary, Treasurer and Director of the

Company since January 2014. Mr. Landau is responsible for the online operations and development of the Company’s technology platforms. Prior to the Company, Mr. Landau was the was Co-Founder and CTO of multiple technology businesses primarily in the affiliate networking, advertising and domain name marketplace channels. Mr. Landau studied Computer Science & Economics at the University of California, Berkeley, and has a J.D. from Hastings College of the Law and is a member of the California Bar Association.

Scott Bostick – Director. Scott Bostick, 55, has been a Director of the Company since August 2019. Mr. Bostick has held numerous commercial leadership positions in the B2B healthcare information technology, medical technology and device, and pharmaceutical sectors. Currently, Mr. Bostick is President and CEO of ReddyPort Inc., a non-invasive ventilation product company. From 2017 to 2019, Mr. Bostick was Chief Operating Officer for NextGen Healthcare, a U.S. healthcare solutions provider. From 2016– 2017, Mr. Bostick was Chief Commercial Officer at NextGen, responsible for the go-to-market strategy and commercial operations including sales, marketing, and customer support. From 2010 to 2015, Mr. Bostick was Senior Vice President, Americas Commercial Operations for CareFusion, a global MedTech company, and a member of the Executive Leadership Team. From 2009-2010, Mr. Bostick was Senior Vice President and General Manager for the Pyxis Medication Dispensing business unit of CareFusion. Prior to 2009, Mr. Bostick was Vice President and General Manager of the Pyxis Supply Dispensing & Analytics business unit at Cardinal Health. Mr. Bostick has a Bachelor of Science from the University of Florida and completed executive leadership development at Boston University.

Lanny R. Lang – Chief Financial Officer. On February 8, 2021, the Board elected Lanny R. Lang, 62, to the position of Chief Financial Officer pursuant to a management contract with Lang Financial Services, Inc. (“LFSI”). Mr. Lang has over 30 years of CFO-related restructuring, financial consulting, reverse merger, capital structuring, financial process and SEC financial reporting experience. Mr. Lang has been the principal of LFSI since 1993, a private management and accounting consulting firm. Since February 2019, Mr. Lang is also the named CFO and Secretary of House of Jane Inc., a public company (OTC: HOJI). From July 2016 to June 2018, Mr. Lang was the named CFO of ORhub, Inc., a public company (OTC: ORHB). From 1995 to July 2017, Mr. Lang was the CFO, Secretary and a director of Aztoré Capital Corp. and prior to that, of Aztoré Holdings, Inc. Mr. Lang started his career with Price Waterhouse (now PWC) in Minneapolis, Minnesota and obtained a BA Degree in Accounting from the University of Northern Iowa.

Significant Employees

Brian Clark, Senior Engineer, and Alex Quen, Senior Operations Specialist, are considered significant employees.

Committees of the Board

The Company currently does not have nominating, compensation, or audit committees, or committees performing similar functions, nor is there a written nominating, compensation, or audit committee charter. Currently, the entire Board is performing the functions of such committees.

In lieu of an Audit Committee, the Board is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent registered public accounting firm. The Board, the Chief Executive Officer, and the Chief Financial Officer review the Company’s internal accounting controls, practices, and policies.

Audit Committee Financial Expert

The Board does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Company intends to establish an Audit Committee in the future, and identify an individual to serve as an independent director and as the audit committee financial expert.

Involvement in Certain Legal Proceedings

None of the Company’s executive officers and directors have been involved in or a party to any of the following events or actions during the past ten years:

(1)Any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent, or similar officer by a court for the business or property of such person, a partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer either at or within two years prior to the time of such filing;

(2)Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, such person from, or otherwise limiting, the following activities:  (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director, or employee of any investment company, bank, savings and loan association, or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5)Being found by a court of competent jurisdiction (in a civil action) or the SEC to have violated a Federal or State securities law, and the judgment has not been subsequently reversed, suspended, or vacated;

(6)Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

(7)Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of :(i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Potential Conflicts of Interest

The Company is not aware of any conflicts of interest with any of its directors and officers.

Director Independence

The Company is not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, the Company is not at this time required to have a Board comprised of a majority of “Independent Directors.” Currently, the Board has one independent director, Scott Bostick, within the definition of independence provided in the Marketplace Rules of The NASDAQ Stock Market.

Code of Ethics

The Company has not adopted a formal Code of Ethics, but intends to adopt a formal Code of

Ethics in the future. The Company currently only has a limited number of employees.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission and to provide the Company with copies of those filings. Based solely on the review of the copies of such forms received by the Company, or written representations from certain reporting persons, during the year ended December 31, 2020, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Family Relationships

There are no family relationships among the Company’s officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by the Company in the past two years ending December 31, 2020 for the Company’s principal executive officer or other individual serving in a similar capacity, and the two most highly compensated executive officers, other than the principal executive officer, who were serving as corporate officers at December 31, 2020. For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Evan Horowitz, CEO	12/31/20	$85,000	$0	$0	$0	$0	$0	$0	$85,000
	12/31/19	$85,000	$0	$0	$0	$0	$0	$0	$85,000
Michael Landau, CTO	12/31/20	$85,000	$0	$0	$0	$0	$0	$0	$85,000
	12/31/19	$85,000	$0	$0	$0	$0	$0	$0	$85,000
Kevin Asher, CFO (1)	12/31/20	$0	$0	$0	$0	$0	$0	$65,500	$65,500
	12/31/19	$0	$0	$0	$0	$0	$0	$29,500	$29,500
Lanny R. Lang, CFO (2)	12/31/20	-	-	-	-	-	-	-	-
	12/31/19	-	-	-	-	-	-	-	-

(1)Mr. Asher serviced as the Company’s CFO (contracted) and was paid on a contract basis and was not a W-2 employee.  Mr. Asher resigned on January 1, 2021. Amount shown for the year ended December 31, 2020 includes 10,000 shares of common stock, issued to Mr. Asher for services rendered, valued at $14,000 based on the closing price of the Company’s common stock on the OTC Pink market.

(2)Mr. Lang is the Company’s CFO (contracted) effective February 8, 2021 and is paid on a contract basis and was not a W-2 employee.

Outstanding Equity Awards at Year End

The following table summarizes the outstanding equity awards held by each named executive officer of the Company as of December 31, 2020.

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)	Market Value Of Shares Or Units Of Stock That have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Evan Horowitz, CEO	-	-	-	-	-	-	-	-	-
Michael Landau, CTO	-	-	-	-	-	-	-	-	-
Kevin Asher, CFO	-	-	-	-	-	-	-	-	-
Lanny R. Lang, CFO	-	-	-	-	-	-	-	-	-

Retirement or Similar Benefit Plans

There are no arrangements or plans in which the Company provides retirement or similar benefits for its directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

The Company has no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to its directors or executive officers at, following, or in connection with the resignation, retirement or other termination of the directors or executive officers, or a change in control or a change in the directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

The following table sets forth for each director, certain information concerning their compensation for the year ended December 31, 2020.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualifited Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Evan Horowitz	-	-	-	-	-	-	-
Michael Landau	-	-	-	-	-	-	-
Scott Bostick	-	-	-	-	-	-	-

The Company has no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, the Company has no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control or a change in a named executive officer’s responsibility following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEﬁCIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth, as of April 30, 2021, the date of this Report, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the common stock and by each of the current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

In the following tables, the Company has determined the number and percentage of shares beneficially owned in accordance with Rule 13d3 of the Securities Exchange Act of 1934 based on information provided by the Company’s controlling stockholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, the Company includes any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Evan Horowitz, CEO and Director	1355 Market Street, Suite 488 San Francisco, CA 94103	3,539,272	23.63%

Michael Landau, CTO and Director	1355 Market Street, Suite 488 San Francisco, CA 94103	3,539,272	23.63%

Lanny R. Lang, CFO	120 E. Rio Salado Pkwy, #303 Tempe, AZ 85281	30,000	0.20%

Scott Bostick, Director	1355 Market Street, Suite 488 San Francisco, CA 94103	221,363	1.48%

Executive Officers and Directors as a Group (4 Person)		7,329,907	48.93%

Percentages are based upon 14,980,354 shares of common stock issued and outstanding as of April 28, 2021, the date of this Report.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants or notes currently exercisable or convertible or exercisable within

60 days of December 31, 2020 are deemed outstanding for the purpose of computing the percentage of the person holding such option, warrant or note but are not deemed outstanding for computing the percentage of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As set out below, as of December 31, 2020, there have been no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the total assets at year-end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest: any director or executive officer of the Company; any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s outstanding shares of common stock; any promoters and control persons; and any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Company Officers

Cash advances are provided to the Company for operating expenses by Company officers, Evan Horowitz and Michael Landau. Company officers made cash advances of $64,652 and $107,282 to the Company for the years ended December 31, 2020 and 2019, respectively. Company officers were repaid $26,006 and $2,000 by the Company for the years ended December 31, 2020 and 2019, respectively. As a result, Company officers are owed $150,365 and $111,719 by the Company as of December 31, 2020 and 2019, respectively. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 47.3% of the Company as of December 31, 2020. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity.

Lang Financial Services, Inc. (“LFSI”)

On February 8, 2021, the Company entered into a CFO Consulting and Advisory Agreement with LFSI pursuant to which Lanny R. Lang was elected and named CFO of the Company. In addition to monthly service fees, the Company issued 30,000 shares of common stock to LFSI. The shares of common stock were valued at $15,300, based on the closing price of the Company’s common stock on the OTC Pink market.

Review, Approval, and Ratification of Transactions with Related Persons

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if the Company contemplates entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are presented to the Board (other than any interested director, if possible) for approval and documented in the corporate minutes.

Director Independence

The Company is not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, the Company is not at this time required to have a Board comprised of a majority of “Independent Directors.” Currently, the Board has one independent director, Scott Bostick, within the definition of independence provided in the Marketplace Rules of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Accounting Fees

Below is the aggregate amount of fees billed for professional services rendered by MAC Accounting Group, LLP, independent registered public accounting firm, with respect to the years ended December 31, 2020 and 2019.

	December 31,
	2020	2019

Audit fees	$17,175	$21,500
Audit-related fees	5,000	-
Tax fees	-	-
All other fees	-	-
Total fees	$22,175	$21,500

Pre-Approval Policies and Procedures

Currently, the Company does not have a separately designed Audit Committee. Instead, the entire Board performs those functions. Accordingly, the Board was responsible for pre-approving all services provided by MAC Accounting Group, LLP. The above fees were reviewed and approved by the Board.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

1. The Company’s financial statements are listed in the index under Item 8 of this document; and

2.All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Certificate of Incorporation, as filed with Form S-1/A Amendment no. 6 on October 9, 2020.

3.2	Amended Articles of Incorporation, as filed with Form S-1/A Amendment no. 6 on October 9, 2020.

3.6	Bylaws, as filed with Form S-1/A Amendment no. 6 on October 9, 2020.

21.1	List of Subsidiaries, as filed with Form S-1/A Amendment no. 6 on October 9, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act*

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

ITEM 16. FORM 10–K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on April 30, 2021.

By:	/s/ Evan Horowitz
EVAN HOROWITZ
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Evan Horowitz
EVAN HOROWITZ
Chief Executive Officer, Director

By:	/s/ Evan Horowitz
EVAN HOROWITZ
Chief Executive Officer, Director

By:	/s/ Lanny R. Lang
LANNY R. LANG
Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Accounting Officer)

By:	/c/ Michael Landau
MICHAEL LANDAU
Chief Technology Officer, Treasurer, Director

By:	/s/ Scott Bostick
SCOTT BOSTICK
Director