Form 10-Q
period 2021-03-31
FARMHOUSE, INC. /NV
filed 2021-05-17
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

———————

FARMHOUSE, INC.

(Exact name of registrant as specified in its charter)

———————

NEVADA NV	333-238326	46-3321759
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1355 Market Street, Suite 488, San Francisco, CA  94103

(Address of Principal Executive Office) (Zip Code)

 (888) 420-6856

(Registrant’s telephone number, including area code)

  N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of May 17, 2021 is 15,010,943.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations and the effects that the COVID-19 outbreak, or similar pandemics, could have on our business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” the “Registrant,” the “Company,” and “Farmhouse” are synonymous with Farmhouse, Inc., unless otherwise indicated. WeedClub®, Friends in High Places®, WeedClub Select® and @420® are registered Trademarks of the Company where used throughout this Report.

FARMHOUSE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

I NDEX

PART I – FINANCIAL INFORMATION3

Item 1.Financial Statements3

Item 2.Management’s Discussion and Analysis of Financial Condition

and Results of Operations18

Item 3.Quantitative and Qualitative Disclosures about Market Risk24

Item 4.Controls and Procedures24

PART II – OTHER INFORMATION26

Item 1.Legal Proceedings26

Item 1A.Risk Factors27

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds27

Item 3.Defaults Upon Senior Securities28

Item 4.Mine Safety Disclosures28

Item 5.Other Information28

Item 6.Exhibits28

SIGNATURE29

CERTIFICATIONS30

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$3,906
Total current assets	-	3,906

Property and equipment, net	977	1,272
Total assets	$977	$5,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,605	$10,971
Accrued legal fees	274,601	267,127
Accrued payroll and payroll taxes	623,355	577,321
Accrued liabilities	71,620	59,011
Deferred revenue	-	3,000
Accrued interest payable	30,093	28,095
Convertible notes payable	45,000	45,000
Due to related parties	162,872	150,365
Total current liabilities	1,238,146	1,140,890

Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 295,000,000 shares authorized, 14,922,079 and 14,855,792 shares issued and outstanding, respectively	1,493	1,486
Additional paid-in capital	3,225,001	3,189,140
Subscription receivable		-
Accumulated deficit	(4,463,663)	(4,326,338)
Total stockholders’ deficit	(1,237,169)	(1,135,712)
Total liabilities and stockholders’ deficit	$977	$5,178

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31,
(Unaudited)

	2021	2020

REVENUES
Net revenues	$11,350	$-
Total revenues	11,350	-

OPERATING EXPENSES
General and administrative	73,347	95,624
Professional fees	67,125	63,622
Depreciation and amortization	295	610
Total operating expenses	140,767	159,856

LOSS FROM OPERATIONS	(129,417)	(159,856)

OTHER INCOME (EXPENSE):
Interest expense	(7,908)	(26,596)
Total other income (expense)	(7,908)	(26,596)

NET LOSS	$(137,325)	$(186,452)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,872,792	14,513,457

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2021
(Unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2020	14,855,792	$1,486	$3,189,140	$(4,326,338)	$(1,135,712)

Common stock sold	8,000	1	5,999	-	6,000
Common stock issued for services	58,287	6	29,862	-	29,868
Net loss	-	-	-	(137,325)	(137,325)
Balance at March 31, 2021	14,922,079	$1,493	$3,225,001	$(4,463,663)	$(1,237,169)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2020
(Unaudited)

	Common Stock			Subscription	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Deficit	Total

Balance at December 31, 2019	14,497,843	$1,450	$2,841,608	$(2,001)	$(3,280,859)	$(439,802)

Subscription received	-	-	-	2,001	-	2,001
Common stock issued for services	46,564	5	38,550	-	-	38,555
Common stock issued for intangible assets	125,000	13	124,987	-	-	125,000
Net loss	-	-	-	-	(186,452)	(186,452)
Balance at March 31, 2020	14,669,407	$1,468	$3,005,145	$-	$(3,467,311)	$(460,698)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(Unaudited)

2021		2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(137,325)	$(186,452)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	295	610
Stock issued for services	29,868	38,555
Changes in operating assets and liabilities:
Accounts receivable	-	7,594
Accounts payable	19,634	8,525
Accounts payable – related party	14,198	-
Accrued legal fees	7,474	31,250
Accrued payroll and payroll taxes	46,034	52,534
Accrued liabilities	12,609	35,598
Deferred revenue	(3,000)	-
Accrued interest payable	1,998	2,020
Net cash used in operating activities	(8,215)	(9,766)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	6,000	2,001
Proceeds from issuance of related party debt and short-term advances	1,750	745
Repayment of related party debt and short-term advances	(3,441)	-
Net cash provided by financing activities	4,309	2,746

NET CHANGE IN CASH	(3,906)	(7,020)
CASH AT BEGINNING OF PERIOD	3,906	7,313
CASH AT END OF PERIOD	$-	$293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible asset	$-	$125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization and Current Operations

On June 28, 2013, the Company was incorporated as Somerset Transition Corporation under the Oklahoma General Corporation Act. The Company was formed to complete a reorganization under Section 1088(g) of the Oklahoma Act, whereby the Company became successor to Transnational Financial Network, Inc., which was originally incorporated in California in 1985. In September 2013, the Company was redomesticated in Maryland and changed its name to Somerset Property, Inc. In July 2017, the Company was redomesticated in Nevada and changed its name to Revival, Inc. In June 2019, the Company changed its name to Farmhouse, Inc. to reflect its new business endeavors, discussed below.

On August 13, 2019, the Company acquired Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) as its wholly owned subsidiary (the “Acquisition”). Farmhouse Washington was formed in January 2014 and has developed a social network platform, “The WeedClub Platform. At the closing of the Acquisition, all of the issued and outstanding shares of common stock of Farmhouse Washington were exchanged for shares of common stock of the Company on a one-for-one basis. The financial statements of the Company are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company.

Prior to the Acquisition, on August 1, 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. DTLA has an agreement with a medical marijuana growing and retail company based in Los Angeles which is subject to litigation. See Note 7.

The Company has developed The WeedClub Platform, a professional social network platform to the regulated cannabis industry, which allows its members to digitally network with vetted cannabis industry stakeholders. The Company vets its WeedClub members to ensure their businesses are state compliant and have clean backgrounds which helps facilitate a sense of community and trust amongst its members. Within WeedClub, members utilize an increasing set of technology-based tools for discovering professional connections and information. The Company believes WeedClub will improve connectivity between enterprise cannabis professionals by adding more conventional social networking software and systems. The Company offers its WeedClub members group opportunities while advertising and consulting revenues are generated via the curated opportunities.

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2021, the Company had a net loss from operations of $129,417, consisting primarily of general and administrative and legal and professional expenses. In addition, as of March 31, 2021, the Company had stockholders’ deficit of $1,237,169 and no available cash on hand. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed its activities principally from the sale of its common stock and loans from Company officers. The Company intends on financing its future working capital needs from these sources until such time that funds provided by operations are sufficient to fund working capital requirements. Management believes that loans from Company officers and funds raised from the sale of its common stock will allow sufficient capital for operations and to continue as a going concern.

Subsequent to March 31 ,2021, the board of directors authorized an offering of up to 1,000,000 shares of restricted common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Offering”). The Offering will be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. The Offering terminates on June 30, 2021. See Note 10.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s unaudited interim condensed consolidated financial statements. These accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied in the preparation of these unaudited interim condensed consolidated financial statements.

Principals of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Farmhouse Washington and DTLA (together the “Company”). All material intercompany accounts, transactions, and earnings have been eliminated in the accompanying unaudited interim condensed consolidated financial statements.

Financial Statement Reclassification

Certain amounts from the prior year’s financial statements have been reclassified in these unaudited interim consolidated financial statements to conform to the current year’s classifications.

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements contained in this Report have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 30, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

Use of Estimates

Operating results for interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Significant estimates include the carrying value of property and equipment and intangible assets, grant date fair value of options, deferred tax assets and any related valuation allowance and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, based on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Revenue Recognition

In accordance with ASC No. 606, Revenue Recognition, the Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. The Company generates five types of revenue, including:

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

Revenues generated for the three months ended March 31, 2021 and 2020 were as follows:

	March 31,
	2021	2020
Subscription fees	$-	$-
Affiliate advertising	8,850	-
Event Sales	-	-
Referral fees	2,500	-
Consulting and other	-	-
	$11,350	$-

No costs of revenues was incurred for the three months ended March 31, 2021 and 2020.

Earnings (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share – Overall – Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. As of March 31, 2021 and December 31, 2020, the Company had one convertible note with a principal value of $45,000. This note is convertible at a conversion price the note holder and the Company agree and therefore the number of shares it is convertible into is not determinable.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Computer equipment	$9,604	$9,604
Less: Accumulated depreciation	(8,627)	(8,332)
	$977	$1,272

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally three years. Depreciation expense was $295 and $610 for the three months ended March 31, 2021 and 2020, respectfully.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable is comprised of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)

Convertible note payable, interest rate of 18% accrued monthly, principal and interest due July 4, 2018, unsecured. In default.	$45,000	$45,000
	$45,000	$45,000

Interest expense related to the convertible note payable was $1,998 and $2,020 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest on the convertible note payable was $30,093 and $28,095 as of March 31, 2021 and December 31, 2020, respectively.

The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in these interim condensed consolidated financial statements as of March 31, 2021 and December 31, 2020.

NOTE 5 – DUE TO RELATED PARTIES

Due to Related Parties is comprised of the following:

	March 31,	December 31,
	2021	2020
	(unaudited)

Cash advances	$160,935	$148,428
Accrued interest payable	1,937	1,937
	$162,872	$150,365

Cash advances are provided to the Company for operating expenses by Company officers, Evan Horowitz and Michael Landau, who are considered related parties under ASC No. 850, See Note 8. Company officers made cash advances of $1,750, personally paid Company expenses of $14,198 and were repaid $3,441 for the three months ended March 31, 2021. Company officers made cash advances of $745 and were repaid zero for the three months ended March 31, 2020. The cash advances are non-interest bearing and are unsecured.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

Common stock transactions

A summary of the Company’s common stock transactions for the three months ended March 31, 2021 is as follows:

•The Company sold 8,000 shares of common stock for cash proceeds of $6,000.

•The Company issued 58,287 shares of common stock for services rendered. The Company recorded an expense of $29,868 for the three months ended March 31, 2021 based on the closing price of the Company’s common stock on the OTC Pink market.

As a result of these transactions, the Company has 14,922,079 shares of common stock outstanding as of March 31, 2021.

A summary of the Company’s common stock transactions for the three months ended March 31, 2020 is as follows:

•The Company issued 46,564 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of the Company’s common stock on the OTC Pink market, and resulted in an expense of $38,555 for the three months ended March 31, 2020.

•The Company issued 125,000 shares of common stock for the acquisition of the domain blunt.com. The shares of common stock were valued at $125,000, based on the closing price of the Company’s common stock on the OTC Pink market.

As a result of these transactions, the Company has 14,669,407 shares of common stock outstanding as of March 31, 2020.

Subsequent to March 31, 2021, there were additional common stock transactions. See Note 10.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to effect shares that could be issued in connection the conversion of the convertible note payable. See Note 4. This note is convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of March 31, 2021 and December 31, 2020.

NOTE 7 – LITIGATION

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

On October 25, 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. On March 27, 2018, the litigation was stayed so that the parties could pursue the claims by way of arbitration at Judicate West. In January 2020, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI.

In late February 2021, a four-day arbitration hearing was held at Judicate West. On April 8, 2021, the Judge overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI. See Note 10.

NOTE 8 – RELATED PARTIES

Company Officers

Company officers, Evan Horowitz and Michael Landau, are considered related parties under ASC No. 850. Cash advances are provided by Company officers to the Company for operating expenses and are owed $160,935 and $148,428 as of March 31, 2021 and December 31, 2020, respectively. See Note 5. Company officers own approximately 47.4% of the Company as of March 31, 2021. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 9.

Lang Financial Services, Inc. (“LFSI”)

On February 8, 2021, the Company entered into a CFO Consulting and Advisory Agreement with LFSI pursuant to which Lanny R. Lang was elected and named CFO of the Company. In addition to monthly service fees, the Company issued 30,000 shares of common stock to LFSI. The Company recorded an expense of $15,300 during the three months ended March 31, 2021, based on the closing price of the Company’s common stock on the OTC Pink market.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management’s opinion, upon consultation with legal counsel, there are no contractual obligations or current litigation that will materially affect the Company’s unaudited interim condensed consolidated financial position or results of operations.

Lease Commitment

The Company leases desk space in an incubator in San Francisco, CA at the rate of $700 per desk. This lease is month-to-month with one calendar month written notice to terminate.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of March 31, 2021 and December 31, 2020.

NOTE 10 – SUBSEQUENT EVENTS

As of the date of these unaudited interim condensed consolidated financial statements, there are no subsequent events that are required to be recorded or disclosed in the accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2021 other than those listed below and elsewhere in these unaudited interim condensed consolidated financial statements.

Common Stock Offering

In April 2021, the board of directors authorized an offering of up to 1,000,000 shares of common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Offering”). The Offering will be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. The Offering terminates on June 30, 2021. The board of directors also approved a one-time, limited anti-dilution protection to certain investors who, in the last 12 months, have invested at a per share price higher than the Offering Price, provided such investors make a new minimum investment under the Offering. The board of directors later resolved to provide anti-dilution protection to all investors who, in the last 12 months, invested at a per share price higher than the Offering Price,

Common stock transactions

A summary of the Company’s common stock transactions subsequent to March 31, 2021 is as follows:

•The Company sold 49,020 shares of common stock under the Offering for proceeds of $25,000 and issued 17,255 shares of common stock for anti-dilution protection under the Offering. See “Common Stock Offering” above.

•The Company issued 22,589 shares of common stock for anti-dilution protection to five investors who invested at a per share price higher than the Offering Price in the last 12 months.

As a result of these transactions, the Company has 15,010,943 shares of common stock outstanding as of the date of this Report.

Litigation

As discussed in Note 7, on April 8, 2021, the Judge overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI. The judgment awards 49% of LAFI to DTLA as of the change of control in November 2017, along with a share of any profits from November 2017 to the present and going forward, accrued interest on those profits, and costs of bringing the litigation. The judgment also appoints a monitor, to be supervised by the Judge, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis. No impact of this judgement has been reflected in the accompanying unaudited interim condensed consolidated financial statements since the amount of the judgement has not been determined. The Company is also reviewing the accounting treatment going forward.

2021 Omnibus Incentive Plan

On May 12, 2021, the board of directors approved the Farmhouse, Inc. Omnibus Incentive Plan (the “2021 OIP”). The 2021 OIP permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units, Other Stock-Based Awards and Cash-Based Awards. The maximum number of shares of common stock that may be issued pursuant to Awards under the 2021 OIP is 3,000,000. Stockholders holding a majority of the Company’s common stock outstanding signed a consent authorizing the 2021 OIP.

Any options to be granted under the 2021 OIP may be either “incentive stock options,” as defined in Section 422A of the Internal Revenue Code, or “non-statutory stock options,” subject to Section 83 of the Internal Revenue Code, at the discretion of the board of directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% of the fair market value of the optioned common stock on the date the option is granted. The option price shall not be less than 110% of the fair market value of the optioned common stock for an optionee holding at the time of grant, more than 10% of the total combined voting power of all classes of stock of the Company. Options become exercisable based on the discretion of the board of directors of the Company and must be exercised within ten years from the date of grant (five years from date of grant for Company employees and directors).

Any restricted stock awards to be granted under the 2021 OIP are issued and measured at fair market value on the date of grant and become vested in various monthly or quarterly installments from the date of grant, subject to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awards is based solely on time vesting. Stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.

No options or restricted stock awards have been granted under the 2021 OIP as of the date of this Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2021. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations and the effects that the COVID-19 outbreak, or similar pandemics, could have on our business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Report.

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Farmhouse” refer to Farmhouse Inc., a Nevada corporation, and our wholly owned subsidiaries, Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) and Farmhouse DTLA, Inc. (“DTLA”), a California corporation.

Corporate Overview

On August 13, 2019, the Company consummated an Agreement and Plan of Merger with Farmhouse Washington which became a wholly owned subsidiary. On this date, all of the issued and outstanding shares of common stock of Farmhouse Washington were exchanged for shares of common stock of the Company on a one share for one share basis (the “Acquisition”). Upon consummation of the Acquisition, the financial statements are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company. The assets and liabilities of Farmhouse Washington were measured at their pre-combination carrying amounts and the assets and liabilities of the Company were accounted for at fair value as required under the purchase method of accounting under a reverse recapitalization.

We have developed The WeedClub Platform,” a professional social network platform to the regulated cannabis industry, which allows its members to digitally network with cannabis industry stakeholders. WeedClub made its debut on August 22, 2014 at the Hempcon convention, held in San Francisco. At that time, Colorado and Washington had legalized marijuana, and the owners of medical dispensaries and related businesses at that convention were beginning to emerge from an underground existence forged by Prohibition, into a new reality of QuickBooks, Customer Relations, and Corporate Governance (albeit still as not-for-profit entities). The members needed assistance with all facets of business: staffing, procurement, branding, banking, distribution, legal and accounting services, business development and fundraising – all challenges that newly emerging, online technology could help to solve.

Vendors at the Hempcon conference were the first to validate the WeedClub social network. After signing up hundreds of members, Company founders Evan Horowitz and Michael Landau started networking one-on-one with these members to determine; what services they needed; how to provide these services; and how the newly developed WeedClub platform could deliver these services. In short, WeedClub promoted itself as the professional network for the Cannabis Industry.

From inception, WeedClub was founded on connecting the cannabis industry. We developed the social network to provide a secure platform for safe and private communications and discovery for cannabis professionals seeking to expand their businesses. Building on the success of the social networking platform, WeedClub expanded offerings that continued to foster trust and facilitate a genuine sense of community among its members.

In order to raise awareness and continue connecting the cannabis industry, WeedClub leveraged its Twitter handle, @420. Not only did it serve as a way to connect with industry professionals, we reached thousands of individuals interested in the growing legal cannabis industry. Establishing a strong social media presence drove increased awareness and grew the WeedClub community.

In late 2014, we began hosting regularly scheduled events at Runway, a startup incubator and co-working facility based in the Twitter building in San Francisco. These events focused on connecting a specific part of the cannabis community, startups and investors. As the industry continued to grow, promising startups were requesting help connecting with investors. We created @420 pitch to address this market need. The success of this event has led to more than 100 startups pitching, greater than $50M in funding raised and over 10 fully funded startups and exits. In response to the COVID-19 pandemic, we pivoted to a virtual pitch format that had over 150 online attendees in March 2020.

The success of the WeedClub social networking platform, in-person and online events and @420 Twitter handle has established the Company as a trusted connector in the cannabis industry. Individuals, investors, and businesses come to the Company to connect with the greater cannabis industry and discover products and services that help scale their businesses.  As the political landscape continues to evolve with additional states and countries legalizing medical and/or recreational cannabis use, more people become interested in connecting with the cannabis industry. While these policy changes propel the overall industry forward, cannabis companies still suffer from a lack of acceptance from mainstream service providers of commonly used business tools. This lack of access has led to many promising cannabis companies to settle for low quality services that fail to properly address their needs and stifle their growth. Even as the industry progresses and potential federal legalization, the cannabis industry and mainstream services will need a trusted facilitator to connect them as they start to roll out their products to the cannabis industry.

We believe we are uniquely positioned to fill this industry need by scaling our commercial presence. We have established a strong brand based on connection through our WeedClub social networking platform, our @420 Twitter handle and our in-person and virtual events.

Our principal executive office is located at 1355 Market Street, Suite 488, San Francisco, CA 94103 and our phone number is (888) 420-6856.

Liquidity and Capital Resources

Until such time we can raise additional capital or generate positive cash flow from operations, we will continue to be funded through short-term advances from the Company Officers. We estimate we will need $2,500,000 in capital, after satisfying our debt obligations, to cover our ongoing expenses and to successfully market and expand our product offerings. This is only an estimate and may change as we receive feedback from customers and have a better feel of the demand and revenues from our new products. Both of these factors may change and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates.

We intend to meet our cash requirements for the next 12 months equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

For the three months ended March 31, 2021 and 2020, we generated revenues of $11,350 and zero, respectively, and we reported net losses of $137,325 and $186,452, respectively. We had negative cash flow from operating activities of $8,215 and $9,766, respectively. As of March 31, 2021, we had an accumulated deficit of $4,463,663 and a shareholders’ deficit of $1,237,169.

Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. We anticipate that we will continue to report losses and negative cash flow. To date, we have financed our activities principally from the sale of common stock and loans from Company officers. We intend on financing our future working capital needs from these sources until such time that funds provided by our operations are sufficient to fund our working capital requirements. We believe that the loans from Company officers and funds raised from the sale of our common stock will allow us sufficient capital for operations and to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2021, compared to the three Months Ended March 31, 2020

For the three months ended March 31, 2021 and 2020, we generated revenues of $11,350 and zero. We generate five types of revenue, which generally consist of fees from subscriptions, affiliate advertising, event sales, referrals and consulting. Our revenues for the three months ended March 31, 2021 and 2020 were as follows:

	March 31,
	2021	2020
Subscription fees	$-	$-
Affiliate advertising	8,850	-
Event Sales	-	-
Referral fees	2,500	-
Consulting and other	-	-
	$11,350	$-

Affiliate advertising, through our advertising deal with Twitter, generated $8,850 of revenues for the three months ended March 31, 2021. In 2020, we entered into an advertising deal with Twitter which provides us a revenue stream and growth opportunity due to our ability to post approved hemp social media ads. Currently, the cannabis and hemp social advertising space is restrictive towards many products and brands. Each platform has different guidelines (many of which are vague) and force companies to find workarounds to run ads through a given platform that may or may not be flagged and stopped at any time. With our Twitter advertising deal, we go through a process to gain pre-approval for hemp companies prior to posting any Twitter ads, removing the potential for ads getting flagged, removed or the account getting shut down. This creates a sustainable advantage while there is no federal legalization because our WeedClub Platform has one of the few legal and approved direct-to-consumer advertising channels. Our Twitter advertising deal creates a differentiated opportunity for us to enter the hemp advertising industry and connect companies with a sought after direct-to-consumer channel to market and raise brand awareness for their products.

For the three months ended March 31, 2021 and 2020, general and administrative expenses were $73,347 and $95,624, respectively, an overall decrease of approximately $22,200. For the three months ended March 31, 2021, labor related expenses, including payroll and consulting, decreased by approximately $22,400, offset by an increase of approximately $200 in overall general and administrative expenses, including travel and entertainment.

For the three months ended March 31, 2021 and 2020, professional fees were $67,125 and $63,622, respectively, an increase of approximately $3,500. Our professional fees the three months ended March 31, 2021 and 2020 were comprised of the following:

	March 31,
	2021	2020
Legal	$27,664	$31,986
Accounting and audit	35,929	20,050
Other	3,532	11,586
	$67,125	$63,622

For the three months ended March 31, 2021, legal expenses decreased by approximately $4,300 due to engaging a new “contingency-based” law firm in February 2020 to continue to pursue the litigation against LAFI. Reference is made to Note 7, Litigation, to the Condensed Consolidated Financial Statements included under Item 1 in this Report.

Accounting and audit expenses increased by approximately $15,900 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the following:

•our outside bookkeeping services decreased by approximately $7,400 due to the costs of filing our corporate federal income tax returns in the comparable prior year quarter,

•our independent public accounting firm fees increased by $13,000 due to our annual audit for the fiscal year ended December 31, 2020 incurred in the current quarter compared to no audit fees incurred in the comparable prior year quarter, and

•our contracted CFO services increased by $10,300 due to recognizing $15,300 in stock-based compensation to LFSI in the current quarter compared to only cash fees incurred to Kevin Asher in the comparable prior year quarter.

Other professional fees increased by approximately $8,000 for the three months ended March 31, 2021, comprised entirely of fees to our contracted software engineers and developers on The WeedClub Platform.

For the three months ended March 31, 2021 and 2020 interest expense was $7,908 and $26,596, respectively, a decrease of approximately $18,700. Interest expense for the three months ended March 31, 2021 was $1,998 on the convertible note payable and $5,910 on the unpaid balance due to the Company’s former law firm. This compares to interest of $2,020 on the convertible note payable and $24,576 charged by the Company’s former law firm for interest on their unpaid balance in the comparable prior year quarter.

Overall, for the three months ended March 31, 2021, we reported a net loss of $137,325 compared to a net loss of $186,452 for the three months ended March 31, 2020, an overall decrease of approximately $49,100 from the comparable prior year quarter.

Cash Flows

The following table summarizes the sources and uses of cash for the three months ended March 31, 2021 and 2020, respectively:

	March 31
	2021	2020
Net cash used in operating activities	$(8,215)	$(9,766)
Net cash used in investing activities	-	-
Net cash provided by financing activities	4,309	2,746
Net increase (decrease) in cash and cash equivalents	$(3,906)	$(7,020)

Three Months Ended March 31, 2021

Operating activities used $8,215 of cash, primarily resulting from a net loss of $137,325, offset by non-cash stock issued for services of $29,868, and increases in liabilities across all categories: accounts payable, accounts payable – related party, accrued legal fees, accrued payroll and other accrued liabilities. There was no use of cash for investing activities for the three months ended March 31, 2021. Financing activities provided $4,309 of cash, consisting of $6,000 in proceeds from the sale of common stock offset by net repayments of $1,691 in short-term advances from officers.

Three Months Ended March 31, 2020

Operating activities used $9,766 of cash, primarily resulting from a net loss of $186,452, offset by non-cash stock issued for services of $38,555, and increases in liabilities across all categories: accounts payable, accrued legal fees, accrued payroll and other accrued liabilities. There was no use of cash for investing activities for the three months ended March 31, 2020. Financing activities provided $2,746 of cash, consisting of $2,001 in proceeds from the sale of common stock and $745 in short-term advances from officers.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were zero and $3,906 as of March 31, 2021 and 2020, respectively.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed on April 30, 2021. There have been no material changes in these critical accounting policies.

Recently Adopted Accounting Pronouncements

Reference is made to Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included under Item 1 in this Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to March 31, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

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

On April 8, 2021, the Judge overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI. The judgment awards 49% of LAFI to DTLA as of the change of control in November 2017, along with a share of any profits from November 2017 to the present and going forward, accrued interest on those profits, and costs of bringing the litigation. The judgment also appoints a monitor, to be supervised by the Judge, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis. No impact of this judgement has been reflected in the accompanying interim condensed consolidated financial statements since the amount of the judgement has not been determined.  The Company is also reviewing the accounting treatment going forward.

ITEM 1A.  RISK FACTORS

The Company qualifies as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Offering

In April 2021, the board of directors authorized an offering of up to 1,000,000 shares of restricted common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Offering”).  The Offering will be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. The Offering terminates on June 30, 2021, unless extended by the board of directors.  In addition, the board of directors approved a one-time, limited “anti-dilution protection” to certain investors who, in the last 12 months, have invested at a per share price higher than the Offering Price, provided such investors make a new minimum investment under the Offering.

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

Common Stock Issuances

A summary of the Company’s common stock transactions for the three months ended March 31, 2021 is as follows:

•The Company sold 8,000 shares of common stock for cash proceeds of $6,000.

•The Company issued 58,287 shares of common stock for services rendered. The Company recorded an expense of $29,868 for the three months ended March 31, 2021 based on the closing price of the Company’s common stock on the OTC Pink market.

As a result of these transactions, the Company has 14,922,079 shares of common stock outstanding as of March 31, 2021.

A summary of the Company’s common stock transactions subsequent to March 31, 2021 is as follows:

•The Company sold 49,020 shares of common stock under the Offering for proceeds of $25,000 and issued 17,255 shares of common stock for anti-dilution protection under the Offering. See “Common Stock Offering” above.

•The Company issued 22,589 shares of common stock for anti-dilution protection to five investors who invested at a per share price higher than the Offering Price in the last 12 months.

As a result of these transactions, the Company has 15,010,943 shares of common stock outstanding as of the date of this Report.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. *

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on May 17, 2021.

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