Form 10-Q
period 2021-06-30
FARMHOUSE, INC. /NV
filed 2021-08-23
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021

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

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of August 20, 2021 is 15,452,764.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations and the effects that the COVID-19 outbreak, or similar pandemics, could have on our business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

FARMHOUSE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

INDEX

PART I – FINANCIAL INFORMATION3

Item 1.Financial Statements3

Item 2.Management’s Discussion and Analysis of Financial Condition

and Results of Operations19

Item 3.Quantitative and Qualitative Disclosures about Market Risk27

Item 4.Controls and Procedures27

PART II – OTHER INFORMATION28

Item 1.Legal Proceedings28

Item 1A.Risk Factors29

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds29

Item 3.Defaults Upon Senior Securities31

Item 4.Mine Safety Disclosures31

Item 5.Other Information31

Item 6.Exhibits32

SIGNATURE33

CERTIFICATIONS34

PART I – FINANCIAL INFORMATION

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,538	$3,906
Prepaid expenses	2,332	-
Total current assets	7,870	3,906

Property and equipment, net	683	1,272
Total assets	$8,553	$5,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,467	$10,971
Accrued legal fees	288,067	267,127
Accrued payroll and payroll taxes	669,391	577,321
Accrued liabilities	78,239	59,011
Deferred revenue	-	3,000
Accrued interest payable	32,234	28,095
Convertible note payable	45,000	45,000
Note Payable	50,000	-
Due to related parties	174,778	150,365
Total current liabilities	1,356,176	1,140,890

Stockholders’ deficit:
Preferred stock - Undesignated: $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 295,000,000 shares authorized, 15,131,656 and 14,855,792 shares issued and outstanding, respectively	1,513	1,486
Additional paid-in capital	3,370,694	3,189,140
Accumulated deficit	(4,719,830)	(4,326,338)
Total stockholders’ deficit	(1,347,623)	(1,135,712)
Total liabilities and stockholders’ deficit	$8,553	$5,178

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

REVENUES
Net revenues	$546	$2,940	$11,896	$2,940
Total revenues	546	2,940	11,896	2,940

OPERATING EXPENSES
General and administrative	96,622	64,962	169,970	160,586
Professional fees	148,311	53,165	215,437	116,787
Depreciation and amortization	295	614	589	1,224
Total operating expenses	245,228	118,741	385,996	278,597

LOSS FROM OPERATIONS	(244,682)	(115,801)	(374,100)	(275,657)

OTHER INCOME (EXPENSE):
Interest expense	(11,485)	(11,758)	(19,392)	(38,354)
Total other income (expense)	(11,485)	(11,758)	(19,392)	(38,354)

NET LOSS	$(256,167)	$(127,559)	$(393,492)	$(314,011)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,998,382	14,703,253	14,938,674	14,627,908

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2021
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2020	14,855,792	$1,486	$3,189,140	$(4,326,338)	$(1,135,712)

Common stock sold	8,000	1	5,999	-	6,000
Common stock issued for services	58,287	6	29,862	-	29,868
Net loss	-	-	-	(137,325)	(137,325)
Balance at March 31, 2021	14,922,079	1,493	3,225,001	(4,463,663)	(1,237,169)

Common stock sold	49,020	4	24,996	-	25,000
Common stock issued for "anti- dilution" protection	39,844	4	(4)	-	-
Common stock issued for services	120,713	12	120,701	-	120,713
Net loss	-	-	-	(256,167)	(256,167)
Balance at June 30, 2021	15,131,656	$1,513	$3,370,694	$(4,719,830)	$(1,347,623)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2020
(unaudited)

	Common Stock			Subscription	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Deficit	Total

Balance at December 31, 2019	14,497,843	$1,450	$2,841,608	$(2,001)	$(3,280,859)	$(439,802)

Subscription received	-	-	-	2,001	-	2,001
Common stock issued for services	46,564	5	38,550	-	-	38,555
Common stock issued for intangible assets	125,000	13	124,987	-	-	125,000
Net loss	-	-	-	-	(186,452)	(186,452)
Balance at March 31, 2020	14,669,407	1,468	3,005,145	-	(3,467,311)	(460,698)

Common stock sold	50,000	5	37,495	-	-	37,500
Common stock issued for services	2,857	-	2,857	-	-	2,857
Net loss	-	-	-	-	(127,559)	(127,559)
Balance at June 30, 2020	14,722,264	$1,473	$3,045,497	$-	$(3,594,870)	$(547,900)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(unaudited)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393,492)	$(314,011)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	589	1,224
Stock issued for services	150,581	41,412
Changes in operating assets and liabilities:
Accounts receivable	-	7,594
Prepaid expenses	(2,332)	-
Accounts payable	7,496	(3,996)
Accounts payable to related parties	16,436	-
Accrued legal fees	20,940	71,090
Accrued payroll and payroll taxes	92,070	105,068
Accrued liabilities	19,228	31,559
Deferred revenue	(3,000)	-
Accrued interest payable	4,139	4,042
Net cash used in operating activities	(87,345)	(56,018)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	31,000	39,501
Proceeds from borrowings on Note Payable	50,000	-
Borrowings of related party debt and short-term advances	13,000	17,132
Repayment of related party debt and short-term advances	(5,023)	(5,756)
Net cash provided by financing activities	88,977	50,877

NET CHANGE IN CASH	1,632	(5,141)
CASH AT BEGINNING OF PERIOD	3,906	7,313
CASH AT END OF PERIOD	$5,538	$2,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible asset	$-	$125,000
Disposal of property and equipment	$2,292	$-
Common stock issued for anti-dilution protection	$4	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization and Current Operations

The Company was incorporated in June 2013 as Somerset Transition Corporation under the Oklahoma General Corporation Act. The Company was formed to complete a reorganization under Section 1088(g) of the Oklahoma Act, whereby the Company became successor to Transnational Financial Network, Inc., which was originally incorporated in California in 1985. In September 2013, the Company was redomesticated in Maryland and changed its name to Somerset Property, Inc. In July 2017, the Company was redomesticated in Nevada and changed its name to Revival, Inc. In June 2019, the Company changed its name to Farmhouse, Inc. to reflect its new business endeavors.

In August 2019, the Company acquired Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) as its wholly owned subsidiary (the “Acquisition”). Farmhouse Washington was formed in January 2014 and has developed a social network platform, “The WeedClub Platform. At the closing of the Acquisition, all of the issued and outstanding shares of common stock of Farmhouse Washington were exchanged for shares of common stock of the Company on a one-for-one basis. The financial statements of the Company are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company.

Prior to the Acquisition, on August 1, 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. DTLA has an agreement with a medical marijuana growing and retail company based in Los Angeles which is subject to litigation. See Note 9.

The Company is a technology company with multiple cannabis related divisions and IP, including the WeedClub® Platform, a professional social network platform to the regulated cannabis industry, that enables cannabis and hemp professionals to connect, discover products and services and scale their businesses. Within the WeedClub® Platform, members utilize an increasing set of technology-based tools for discovering professional connections and information. The Company believes it has established itself as the trusted brand to connect the industry through the WeedClub® Platform and its @420 Twitter handle. Through its wholly owned subsidiary, DTLA, the Company owns a 49% equity interest in a Los Angeles-based multi-licensed cannabis retail dispensary, grow, manufacturer and distributor. The Company offers its WeedClub members group opportunities while advertising and consulting revenues are generated via the curated opportunities.

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2021, the Company had a net loss from operations of $374,100, consisting primarily of general and administrative and legal and professional expenses. In addition, as of June 30, 2021, the Company had stockholders’ deficit of $1,347,623 and available cash on hand of $5,538. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In April 2021, the board of directors (“Board”) authorized an offering of up to 1,000,000 shares of restricted common stock at $0.51 per share. See Note 7. In May 2021, the Board authorized a Secured Convertible Note Offering of up to $1,000,000 of Notes. See Note 4. Both Offerings will be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D.

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

Principals of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Farmhouse Washington and DTLA (together the “Company”). All material intercompany accounts, transactions, and earnings have been eliminated in the accompanying unaudited interim condensed consolidated financial statements.

Financial Statement Reclassification

Certain amounts from the prior year’s financial statements have been reclassified in these unaudited interim condensed consolidated financial statements to conform to the current year’s classifications.

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2021 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements contained in this Report have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 30, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

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

Revenues generated for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Subscription fees	$546	$-	$546	$-
Affiliate advertising	-	-	8,850	-
Event Sales	-	2,940	-	2,940
Referral fees	-	-	2,500	-
Consulting and other	-	-	-	-
Total revenues	$546	$2,940	$11,896	$2,940

No costs of revenues were incurred for the three and six months ended June 30, 2021 and 2020.

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

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. The Company had one convertible note with a principal value of $45,000 as of June 30, 2021 and December 31, 2020. This note is convertible at a conversion price the note holder and the Company agree and therefore the number of shares it is convertible into is not determinable.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Computer equipment	$7,312	$9,604
Less: Accumulated depreciation	(6,629)	(8,332)
	$683	$1,272

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally three years. Depreciation expense was $589 and $1,224 for the six months ended June 30, 2021 and 2020, respectfully.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

Convertible note payable is comprised of a sole promissory note in the amount of $45,000 as of June 30, 2021 and December 31, 2020, respectively. Principal and interest was originally due on July 4, 2018 and is currently in default. The loan bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense related to the convertible note payable was $4,016 and $4,038 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest on the convertible note payable was $32,111 and $28,095 as of June 30, 2021 and December 31, 2020, respectively.

The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in these interim condensed consolidated financial statements as of June 30, 2021 and December 31, 2020.

Secured Convertible Note Offering

In May 2021, the Board authorized a secured convertible note offering of up to $1,000,000. The Series -A 10% Secured Convertible Notes (“Notes”) will be secured by the proceeds, profits, equity, interest, or monies due, owing, and awarded under the DLTA Judgment. The Notes are convertible into shares of common stock of the Company at $0.51 per share and mandatorily convert 30 calendar days after the Company’s common stock has been listed and open for trading on the OTCQB and has had a closing price of greater than five times the conversion price for ten consecutive days. No Notes have been sold under this offering as of June 30, 2021. Subsequent to June 30, 2021, the Board terminated this Secured Convertible Note Offering.

NOTE 5 – NOTE PAYABLE

On June 16, 2021, the Company entered into a loan agreement, not to exceed $75,000. with an unaffiliate individual (“Lender”) and borrowed $50,000 as a first advance. The loan bears interest at 6% per annum. The loan, together with accrued interest, is due six months after the first advance, or such earlier date that the Lender may demand payment, which may not be earlier than 60 days after the first advance (“Maturity Date”). At Lender’s sole discretion, the Maturity Date may be extended. Interest expense related to this borrowing was $123 for the six months ended June 30, 2021. Accrued interest on this borrowing was $123 as of June 30, 2021.

Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan agreement, the Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan and is liable for any amounts remaining due and owed following the Maturity Date.

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totals $174,778 and $150,365 as of June 30, 2021 and December 31, 2020, respectively. These amounts are comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the six months ended June 30, 2021, Company officers made cash advances of $13,000, personally paid Company expenses of $16,436 and were repaid $5,023. For the six months ended June 30, 2020, Company officers made cash advances of $17,132 and were repaid $5,756. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 47.4% of the Company as of June 30, 2021. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 10.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company’s authorized capital consists of 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Board, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of any series of preferred stock as established.

Common Stock Offering

In April 2021, the Board authorized an offering of up to 1,000,000 shares of common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Common Stock Offering”). The Common Stock Offering will be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. The Common Stock Offering terminated on June 30, 2021, but was extended until August 21, 2020 under the same terms, with the option of the management, with no further action of the Board, to extend for ten (10) days until August 31, 2021, at which time the Private Placement Offering will terminate. In connection with the Common Stock Offering, the Board also approved a one-time, limited anti-dilution protection to certain investors who, in the last 12 months, invested at a per share price higher than the Offering Price.

Common stock transactions

A summary of the Company’s common stock transactions for the six months ended June 30, 2021 is as follows:

•The Company sold 8,000 shares of common stock for cash proceeds of $6,000.

•The Company issued 179,000 shares of common stock for services rendered. The Company recorded an expense of $150,581 for the six months ended June 30, 2021 based on the closing price of the Company’s common stock on the OTC Pink market.

•The Company sold 49,020 shares of common stock under the Common Stock Offering for proceeds of $25,000 and issued this investor 17,255 shares of common stock for anti-dilution protection under the Offering. See “Common Stock Offering” above.

•The Company issued 22,589 shares of common stock for anti-dilution protection to five investors who invested at a per share price higher than the Offering Price in the last 12 months. See “Common Stock Offering” above.

As a result of these transactions, the Company has 15,131,656 shares of common stock outstanding as of June 30, 2021.

A summary of the Company’s common stock transactions for the six months ended June 30, 2020 is as follows:

•The Company sold 50,000 shares of common stock for cash proceeds of $37,500.

•The Company issued 49,421 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of the Company’s common stock on the OTC Pink market, and resulted in an expense of $41,412 for the six months ended June 30, 2020.

•The Company issued 125,000 shares of common stock for the acquisition of the domain blunt.com. The shares of common stock were valued at $125,000, based on the closing price of the Company’s common stock on the OTC Pink market.

As a result of these transactions, the Company has 14,722,264 shares of common stock outstanding as of June 30, 2020.

Subsequent to June 30, 2021, there were additional common stock transactions. See Note 11.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to effect shares that could be issued in connection the conversion of the convertible note payable. See Note 4. This note is convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of June 30, 2021 and December 31, 2020.

NOTE 8 – STOCK-BASED COMPENSATION

2021 Omnibus Incentive Plan

On May 12, 2021, the Board and majority shareholders approved the Farmhouse, Inc. Omnibus Incentive Plan (the “2021 OIP”). The 2021 OIP permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units, Other Stock-Based Awards and Cash-Based Awards. The maximum number of shares of common stock that may be issued pursuant to Awards under the 2021 OIP is 3,000,000. Stockholders holding a majority of the Company’s common stock outstanding signed a consent authorizing the 2021 OIP.

Any options to be granted under the 2021 OIP may be either “incentive stock options,” as defined in Section 422A of the Internal Revenue Code, or “non-statutory stock options,” subject to Section 83 of the Internal Revenue Code, at the discretion of the Board and as reflected in the terms of the written option agreement. The option price shall not be less than 100% of the fair market value of the optioned common stock on the date the option is granted. The option price shall not be less than 110% of the fair market value of the optioned common stock for an optionee holding at the time of grant, more than 10% of the total combined voting power of all classes of stock of the Company. Options become exercisable based on the discretion of the Board of the Company and must be exercised within ten years from the date of grant (five years from date of grant for Company employees and directors).

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

No options or restricted stock awards were granted under the 2021 OIP as of June 30, 2021. Subsequent to June 30, 2021, the Board granted a restricted stock award to a Company officer. See Note 11.

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

In February 2021, a four-day arbitration hearing was held at Judicate West. On April 8, 2021, the Judge overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DLTA Judgment”). The DLTA Judgment awarded 49% of LAFI to DTLA as of the change of control in November 2017, along with a share of any profits from November 2017 to the present and going forward, accrued interest on those profits, and costs of bringing the litigation. The DLTA Judgment also appointed a monitor, to be supervised by the Judge, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis. The impact of the DLTA Judgment has not been reflected in the accompanying unaudited interim condensed consolidated financial statements since the amount of the DLTA Judgment has not been determined. The Company is also reviewing the accounting treatment going forward.

Subsequent to June 30, 2021, the DTLA Judgment was filed into the record in the Los Angeles County Superior Court. DTLA was also awarded its costs for reimbursement in the amount of $22,382, which was later received. See Note 11.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of June 30, 2021 and December 31, 2020.

NOTE 11 – SUBSEQUENT EVENTS

As of the date of these unaudited interim condensed consolidated financial statements, there are no subsequent events that are required to be recorded or disclosed in the accompanying unaudited interim condensed consolidated financial statements other than those listed below and elsewhere in these unaudited interim condensed consolidated financial statements.

Common stock transactions

A summary of the Company’s common stock transactions subsequent to June 30, 2021 is as follows:

•The Company sold 99,608 shares of common stock under the Offering for proceeds of $50,800. See Note 7 “Common Stock Offering.”

•The Company issued 21,500 shares of common stock for services rendered.

•The Board granted a Restricted Stock Award of 200,000 shares of common stock under the 2021 OIP.

As a result of these transactions, the Company has 15,452,764 shares of common stock outstanding as of the date of this Report.

Restricted Stock Awards

On August 16, 2021, the Board granted a Restricted Stock Award (“RSA”) of 200,000 shares of common stock under the 2021 OIP to a Company officer. The RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2021. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.

Litigation – Recovery of Costs, Court-Appointed Monitor

Following the issuance of DTLA Judgment (see Note 9), DTLA filed a motion for reimbursement of costs in the amount of $22,382. No objection was filed by LAFI and on June 1, 2021, the amount was confirmed by the Los Angeles County Superior Court as a Judgment. In July 2021, DTLA received reimbursement costs in the amount of $22,382. A court-appointed Monitor is undertaking the process of determining the value of the 49% of profits and proceeds from 2017 forward that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report is expected to be completed by the end of Q4 2021.

Engage Special Counsel

On July 28, 2021, the Company engaged Cutler Law Group to represent it in connection with due diligence review, preparation of required representations, drafting and delivery of a legal opinion or series of legal opinions (“144 Legal Opinions”) to the Company’s transfer agent. The 144 Legal Opinions will cover up to approximately 6,000,000 shares of the Company’s common stock held by non-affiliate shareholders who provide proper representation letters and qualify under Rule 144.

Uplist to the OTC-QB

On August 2, 2021, the Company filed an up-listing application to move the Company from trading on the OTC Pink to the OTCQB Venture Market. The OTCQB Venture Market is a US trading platform that is operated by the OTC Markets Group and considered the premier marketplace for entrepreneurial and development stage U.S. and international companies. Companies listed on the OTCQB Venture Market are committed to provide transparency in its information for investors. Management believes the up listing from the OTC Pink to the OTCQB Venture Market will bring greater visibility to the Company and increase the accessibility of its shares to a much larger audience of retail shareholders. The listing of the Company’s common stock on the OTCQB Venture Market will be subject to the approval of the OTCQB and the satisfaction of applicable listing requirements.

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

The Company is a holding company dedicated to connecting the cannabis industry through multiple divisions including WeedClub, the @420 Twitter handle and a 49% equity interest in a Los Angeles-based multi-licensed cannabis retail dispensary, grow, manufacturer and distributor.

Weedclub.  WeedClub is a professional social networking platform for the regulated cannabis and hemp industries. It was founded in 2014 and has established a trusted brand by providing a private and secure way for members to network with fellow industry stakeholders through the WeedClub platform and in-person and virtual events.

@420.  Our signature @420 pitch events connect cannabis startups with investors. Since 2014, our events have hosted over 100 startup pitches, led to more than $50M in funding and seen over 10 fully funded startups and exits. In response to the COVID-19 pandemic, we moved our event to a virtual pitch format that garnered over 150 online attendees in March 2020. Our @420 Twitter handle enables the Company to raise awareness, engage with and advertise to cannabis enthusiasts and consumers. With over 90,000 followers, our organic tweets consistently generate engagement rates of at least 2% and upwards of 10% while the industry average 0.07% on Twitter according to Social Insider. In addition, our Twitter handle provides an approved paid advertising channel that many companies lack access to. This exclusive ability enables our members to drive traffic to their websites and deliver increased sales through approved paid advertising campaigns.

LA Dispensary.  In April 2021, the Judge overseeing the arbitration hearing in our ongoing lawsuit issued a judgment in favor of the Company. The judgment awarded 49% of a downtown Los Angeles retail dispensary to the Company. In addition to equity ownership, the judgment awarded the Company a share of any profits from November 2017 to the present and going forward along with accrued interest on those profits and the costs of bringing litigation.

The Court appointed a monitor, to be supervised by the Judge, to determine how much in past profits and interest the Company is entitled to be awarded and to ensure the Company is treated fairly by the counterparty going forward. The impact of the Judgment has not been reflected in our accompanying unaudited interim condensed consolidated financial statements as the amount of the Judgment has not been determined.

WeedClub, our @420 Twitter and @420 pitch events provide essential services that position the Company as a trusted brand and connector within the cannabis industry. Our recent award of 49% equity ownership in the Los Angeles retail dispensary provides an additional asset for our holding company. With our strong brand and far-reaching cannabis network, we believe the Company is uniquely positioned to scale in the current political climate and in the event of federal legalization.

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

For the six months ended June 30, 2021 and 2020, we generated revenues of $11,896 and $2,940, respectively, and we reported net losses of $393,492 and $314,011, respectively. We had negative cash flow from operating activities of $87,345 and $56,018, respectively. As of June 30, 2021, we had an accumulated deficit of $4,719,830 and a stockholders’ deficit of $1,347,623.

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

In April 2021, we authorized an offering of up to 1,000,000 shares of common stock at $0.51 per share, providing proceeds of up to $510,000 (“Common Stock Offering”). The Common Stock

Offering will be sold only to investors that qualify as “accredited investors,” as that term is defined in Regulation D. A total of 46,020 shares of common stock have been sold under the Private Placement Offering for proceeds of $25,000 as of June 30, 2020. The Common Stock Offering terminated on June 30, 2021, but was extended until August 21, 2020 under the same terms, with the option of the management, with no further action of the board of directors (“Board”), to extend for ten (10) days until August 31, 2021, at which time the Common Stock Offering will terminate. Subsequent to June 30, 2021, the Company sold 99,608 shares of common stock under the Common Stock Offering for proceeds of $50,800.

There is no assurance that we can raise money under the Common Stock Offering, but management believes the full proceeds of this offering will provide sufficient cash for 12 months’ operating expenses.

Results of Operations

Six Months Ended June 30, 2021, compared to the six Months Ended June 30, 2020

For the six months ended June 30, 2021 and 2020, we generated revenues of $11,895 and $2,940, respectively. We generate five types of revenue, which consists of fees from subscriptions, affiliate advertising, event sales, referrals and consulting. Our revenues for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020

Subscription fees	$546	$-
Affiliate advertising	8,850	-
Event Sales	-	2,940
Referral fees	2,500	-
Consulting and other	-	-
	$11,896	$2,940

In June 2021, we launched a new Membership Benefits Program under the WeedClub® Platform, where subscribers can connect to ‘exclusive deals’ on essential products and services necessary to scale their business. Our special pricing of $149 for an annual subscription makes access to our WeedClub® Platform available to all. Affiliate advertising, through our advertising deal with Twitter, generated $8,850 of revenues for the six months ended June 30, 2021. In 2020, we entered into an advertising deal with Twitter which provides us a revenue stream and growth opportunity due to our ability to post approved hemp social media ads. Referral fees are earned when a business transaction is consummated between us and potential target company, as a result of an introduction at one of our @420 events. Event Sales recognized in the prior year comparable period are from our @420 pitch event with investors. In response to the COVID-19 pandemic, we moved our event to a virtual pitch format that garnered over 150 online attendees.

For the six months ended June 30, 2021 and 2020, general and administrative expenses were $169,970 and $160,586, respectively, an overall increase of approximately $9,400. For the six months ended June 30, 2021, marketing and sales expenses increased by approximately $8,900 and general and administrative expenses increased of approximately $5,900. These increases were offset by a decrease in labor-related expenses, including payroll, by approximately $5,400. This included recognizing approximately $34,600 in stock-based fees in the current six-month period.

For the six months ended June 30, 2021 and 2020, professional fees were $215,437 and $116,787, respectively, an increase of approximately $98,600. Our professional fees the six months ended June 30, 2021 and 2020 were comprised of the following:

	Six Months Ended June 30,
	2021	2020

Legal	$60,206	$39,739
Accounting and audit	73,457	36,604
Professional fees	57,774	40,444
Consulting fees	24,000	-
	$215,437	$116,787

Legal expenses increased by approximately $20,500 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to an increase in legal fees to our current securities counsel fee by approximately $4,900, and legal fees incurred by Judicate West and Planet Depot by approximately $52,500 related to our litigation against LAFI. Reference is made to Note 9, Litigation, to the Condensed Consolidated Financial Statements included under Item 1 in this Report. These increases were offset by a decrease in legal fees to litigation counsel in connection with our litigation against LAFI by approximately $36,900 compared to no litigation-related legal fees incurred in the current six-month period.

Accounting and audit expenses increased by approximately $36,900 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to an increase in fees to our independent public accounting firm by approximately $6,800 for our annual fiscal year audit and an increase in fees for contracted CFO services by approximately $40,100. This included $35,300 in stock-based fees in the current six-month period. These increases were offset by a decrease in fees to our outside bookkeeping services by approximately $10,000 for the costs of filing our corporate federal income tax returns in the prior year comparable period.

Professional fees increased by approximately $17,300 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to an increase in fees to our contracted software engineers and developers of our software technology platforms. This included approximately $56,700 in stock-based fees in the current six-month period.

Consulting fees increased $24,000 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to fees to an outside strategic business consultant, which was all stock-based fees in the current six-month period.

For the six months ended June 30, 2021 and 2020 interest expense was $19,392 and $38,354, respectively, a decrease of approximately $18,900 entirely due to a decrease in the interest charged by the Company’s former litigation counsel on their unpaid balance.

Overall, for the six months ended June 30, 2021, we reported a net loss of $393,492 compared to a net loss of $314,011 for the six months ended June 30, 2020, an overall increase of approximately $79,500 from the prior year comparable period. Not including stock-based fees recorded for services rendered by consultants and professionals, which totaled approximately $150,600 for the six months ended June 30, 2021, as discussed above, our net loss actually decreased approximately $71,100 from the prior year comparable period.

Three Months Ended June 30, 2021, compared to the three Months Ended June 30, 2020

For the three months ended June 30, 2021 and 2020, we generated revenues of $546 and $2,490, respectively. Our revenues for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months ended June 30,
	2021	2020

Subscription fees	$546	$-
Affiliate advertising	-	-
Event Sales	-	2,490
Referral fees	-	-
Consulting and other	-	-
	$546	$2,490

In June 2021, we launched a new Membership Benefits Program under the WeedClub® Platform, where subscribers can connect to ‘exclusive deals’ on essential products and services necessary to scale their business. Our special pricing of $149 for an annual subscription makes access to our WeedClub® Platform available to all. Event Sales recognized in the prior year comparable period are from our @420 pitch event with investors. In response to the COVID-19 pandemic, we moved our event to a virtual pitch format that garnered over 150 online attendees.

For the three months ended June 30, 2021 and 2020, general and administrative expenses were $96,622 and $64,962, respectively, an overall increase of approximately $31,700. For the three months ended June 30, 2021, marketing and sales expenses increased by approximately $8,300, general and administrative expenses increased by approximately $6,300, and labor-related expenses, including payroll, increased by approximately $17,100. This included approximately $23,600 in stock-based fees in the current three-month period.

For the three months ended June 30, 2021 and 2020, professional fees were $148,311 and $53,165, respectively, an increase of approximately $95,100. Our professional fees for the three months ended June 30, 2021 and 2020 were comprised of the following:

	Three Months ended June 30,
	2021	2020

Legal	$32,541	$7,753
Accounting and audit	37,528	16,554
Professional fees	54,242	28,858
Consulting fees	24,000	-
	$148,311	$53,165

Legal expenses increased by approximately $24,800 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to an increase in legal fees to our current securities counsel fee by approximately $3,600 and legal fees incurred by Judicate West by approximately $28,400 related to our litigation against LAFI. Reference is made to Note 9, Litigation, to the Condensed Consolidated Financial Statements included under Item 1 in this Report. These increases were offset by a decrease in legal fees to litigation counsel in connection with our litigation against LAFI by approximately $7,200 compared to no litigation-related legal fees incurred in the current three-month period.

Accounting and audit expenses increased by approximately $21,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to an increase in fees for contracted CFO services by approximately $29,000. This included $20,000 in stock-based fees in the current three-month period. This increase was offset by a decrease in fees to our independent public accounting firm by approximately $6,200 for our annual fiscal year audit and a decrease in other miscellaneous accounting-related costs by approximately $1,800.

Professional fees increased by approximately $25,400 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to an increase in fees to our contracted software engineers and developers of our software technology platforms. This included approximately $53,100 in stock-based fees in the current three-month period.

Consulting fees increased $24,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to fees to an outside strategic business consultant, which was all stock-based fees in the current three-month period.

For the three months ended June 30, 2021 and 2020 interest expense decreased by approximately $300 and represents interest on one convertible note outstanding and interest charged by the Company’s former litigation counsel on their unpaid balance.

Overall, for the three months ended June 30, 2021, we reported a net loss of $256,167 compared to a net loss of $127,559 for the three months ended June 30, 2020, an overall increase of approximately $128,900 from the prior year comparable period. Not including stock-based fees recorded for services rendered by consultants and professionals, which totaled approximately $120,700 for the three months ended June 30, 2021, as discussed above, our net loss actually increased approximately $8,200 from the prior year comparable period.

Cash Flows

The following table summarizes the sources and uses of cash for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30
	2021	2020

Net cash used in operating activities	$(87,345)	$(56,018)
Net cash used in investing activities	-	-
Net cash provided by financing activities	88,977	50,877
Net increase (decrease) in cash and cash equivalents	$1,632	$(5,141)

Operating activities used $87,345 of cash, primarily resulting from our net loss for the six months ended June 30, 2021 of $393,492, offset by non-cash stock issued for services of $150,581, and increases in liabilities across all categories: accounts payable, accounts payable – related party, accrued legal fees, accrued payroll and other accrued liabilities. There was no use of cash for investing activities for the six months ended June 30, 2021. Financing activities provided $88,977 of cash, consisting of $31,000 in proceeds from the sale of common stock and  $50,000 of borrowings on a Note Payable.  Borrowings under the Note Payable shall remain senior with respect to priority lien and right of payment to any indebtedness later acquired. As a condition of the loan agreement, a Company officer personally and unconditionally guaranteed the timely repayment of the loan. The Company also received net proceeds of $7,977 in short-term advances from Company officers.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $5,538 and $3,906 as of June 30, 2021 and December 31, 2020, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to June

30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s subsidiary, Farmhouse DTLA, is a party to legal proceedings:

In August 2017, the Company’s subsidiary, DTLA. entered into a Strategic Consulting Agreement (the “SCA”) with Absolute Herbal Pain Solutions, Inc., a medical marijuana growing and retail company based in Los Angeles that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). The SCA provided for DTLA to invest substantial sums of money into LAFI and also to provide management services for LAFI going forward. In exchange, LAFI agreed to provide

DTLA with a share in any future profits and a 49% equity stake in LAFI. Following the SCA, in excess of $700,000 was spent by DTLA to stabilize LAFI’s finances and pay critical bills. In addition, DTLA brought in an outside management company with expertise in running grow and retail operations. Subsequent to DTLA providing funding and management resources to LAFI, DTLA and its management team were locked out of the LAFI facility in late October 2017

On October 25, 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. On March 27, 2018, the litigation was stayed so that the parties could pursue the claims by way of arbitration at Judicate West. In January 2020, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI.

In late February 2021, a four-day arbitration hearing was held at Judicate West. On April 8, 2021, the Judge overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DLTA Judgment”). The DLTA Judgment awards 49% of LAFI to DTLA as of the change of control in November 2017, along with a share of any profits from November 2017 to the present and going forward, accrued interest on those profits, and costs of bringing the litigation. The DLTA Judgment also appoints a monitor, to be supervised by the Judge, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis. The impact of the DLTA Judgment has not been reflected in the accompanying unaudited interim condensed consolidated financial statements since the amount of the DLTA Judgment has not been determined. The Company is also reviewing the accounting treatment going forward.

Subsequent to June 30, 2021, the DTLA Judgment was filed into the record in the Los Angeles County Superior Court. DTLA was also awarded its costs for reimbursement in the amount of $22,382.39, which was later received. A court-appointed Monitor is undertaking the process of determining the value of the 49% of profits and proceeds from 2017 forward that the Company is entitled to, in addition to the 10% prejudgment interest. The Monitor's report is expected to be completed by the end of Q4 2021.

ITEM 1A.  RISK FACTORS

The Company qualifies as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Offering

In April 2021, we authorized an offering of up to 1,000,000 shares of common stock at $0.51 per share, providing proceeds of up to $510,000 (“Common Stock Offering”). The Common Stock Offering will be sold only to investors that qualify as “accredited investors,” as that term is defined in Regulation D. The Common Stock Offering terminated on June 30, 2021, but was extended until August 21, 2020 under the same terms, with the option of the management, with no further action of the Board, to extend for ten (10) days until August 31, 2021, at which time the Common Stock Offering will terminate.

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

Common Stock Issuances

A summary of the Company’s common stock transactions for the six months ended June 30, 2021 is as follows:

•The Company sold 8,000 shares of common stock for cash proceeds of $6,000.

•The Company issued 179,000 shares of common stock for services rendered. The Company recorded an expense of $150,581 for the six months ended June 30, 2021 based on the closing price of the Company’s common stock on the OTC Pink market.

•The Company sold 49,020 shares of common stock under the Common Stock Offering for proceeds of $25,000 and issued this investor 17,255 shares of common stock for anti-dilution protection under the Offering. See “Common Stock Offering” above.

•The Company issued 22,589 shares of common stock for anti-dilution protection to five investors who invested at a per share price higher than the Offering Price in the last 12 months. See “Common Stock Offering” above.

As a result of these transactions, the Company has 15,131,656 shares of common stock outstanding as of June 30, 2021.

A summary of the Company’s common stock transactions for the six months ended June 30, 2020 is as follows:

•The Company sold 50,000 shares of common stock for cash proceeds of $37,500.

•The Company issued 49,421 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of the Company’s common stock on the OTC Pink market, and resulted in an expense of $41,412 for the six months ended June 30, 2020.

•The Company issued 125,000 shares of common stock for the acquisition of the domain blunt.com. The shares of common stock were valued at $125,000, based on the closing price of the Company’s common stock on the OTC Pink market.

As a result of these transactions, the Company has 14,722,264 shares of common stock outstanding as of June 30, 2020.

A summary of the Company’s common stock transactions subsequent to June 30, 2021 is as follows:

•The Company sold 99,608 shares of common stock under the Offering for proceeds of $50,800. See Note 7 “Common Stock Offering.”

•The Company issued 21,500 shares of common stock for services rendered.

•The Board granted a Restricted Stock Award of 200,000 shares of common stock under the 2021 OIP. These shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2021.

As a result of these transactions, the Company has 15,452,764 shares of common stock outstanding as of the date of this Report.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on August 20, 2021.

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