Form 10-Q
period 2021-09-30
FARMHOUSE, INC. /NV
filed 2021-11-12
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
or

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of November 12, 2021 is 15,639,550.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations and the effects that the COVID-19 outbreak, or similar pandemics, could have on our business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

1

FARMHOUSE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

I NDEX

PART I – FINANCIAL INFORMATION3

Item 1.Financial Statements3

Item 2.Management’s Discussion and Analysis of Financial Condition

and Results of Operations19

Item 3.Quantitative and Qualitative Disclosures about Market Risk29

Item 4.Controls and Procedures29

PART II – OTHER INFORMATION30

Item 1.Legal Proceedings30

Item 1A.Risk Factors31

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds31

Item 3.Defaults Upon Senior Securities33

Item 4.Mine Safety Disclosures33

Item 5.Other Information33

Item 6.Exhibits34

SIGNATURE35

CERTIFICATIONS36

2

PART I – FINANCIAL INFORMATION

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,994	$3,906
Prepaid expenses	583	-
Total current assets	45,577	3,906

Property and equipment, net	389	1,272
Total assets	$45,966	$5,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,952	$10,971
Accrued legal fees	298,488	267,127
Accrued payroll and payroll taxes	715,427	577,321
Accrued liabilities	74,100	59,011
Deferred revenue	-	3,000
Accrued interest payable	35,091	28,095
Convertible note payable	45,000	45,000
Notes Payable	60,000	-
Due to related parties	157,985	150,365
Total current liabilities	1,402,043	1,140,890

Stockholders’ deficit:
Preferred stock - Undesignated: $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $0.0001 par value; 295,000,000 shares authorized, 15,618,050 and 14,855,792 shares issued and outstanding, respectively	1,562	1,486
Additional paid-in capital	3,586,912	3,189,140
Accumulated deficit	(4,944,551)	(4,326,338)
Total stockholders’ deficit	(1,356,077)	(1,135,712)
Total liabilities and stockholders’ deficit	$45,966	$5,178

The accompanying notes are an integral part of these condensed consolidated financial statements

3

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2021	2020	2021	2020

REVENUES
Net revenues	$149	$5,000	$12,045	$7,940
Total revenues	149	5,000	12,045	7,940

OPERATING EXPENSES
General and administrative	116,234	107,831	286,204	273,928
Professional fees	132,107	48,470	347,544	161,756
Depreciation and amortization	295	397	883	1,621
Total operating expenses	248,636	156,698	634,631	437,305

LOSS FROM OPERATIONS	(248,487)	(151,698)	(622,586)	(429,365)

OTHER INCOME (EXPENSE):
Recovery of expense in litigation	22,382	-	22,382	-
Gain on extinguishment of debt	14,220	-	14,220	-
Interest expense	(12,836)	(2,309)	(32,229)	(38,653)
Total other income (expense)	23,766	(2,309)	4,373	(38,653)

NET LOSS	$(224,721)	$(154,007)	$(618,213)	$(468,018)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,337,287	14,722,264	15,032,325	14,659,590

The accompanying notes are an integral part of these condensed consolidated financial statements

1

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2021
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2020	14,855,792	$1,486	$3,189,140	$(4,326,338)	$(1,135,712)

Common stock sold	8,000	1	5,999	-	6,000
Common stock issued for services	58,287	6	29,862	-	29,868
Net loss	-	-	-	(137,325)	(137,325)
Balance at March 31, 2021	14,922,079	1,493	3,225,001	(4,463,663)	(1,237,169)

Common stock sold	49,020	4	24,996	-	25,000
Common stock issued for "anti-dilution" protection	39,844	4	(4)	-	-
Common stock issued for services	120,713	12	120,701	-	120,713
Net loss	-	-	-	(256,167)	(256,167)
Balance at June 30, 2021	15,131,656	1,513	3,370,694	(4,719,830)	(1,347,623)

Common stock sold	189,216	19	96,481	-	96,500
Common stock issued for Restricted Stock Award	200,000	20	(20)	-	-
Stock-based compensation on RSA's vested	-	-	25,500	-	25,500
Common stock issued for settlement of liabilities	30,000	3	15,777	-	15,780
Common stock issued for services	67,178	7	78,480	-	78,487
Net loss	-	-	-	(224,721)	(224,721)
Balance at September 30, 2021	15,618,050	$1,562	$3,586,912	$(4,944,551)	$(1,356,077)

The accompanying notes are an integral part of these condensed consolidated financial statements

1

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2020
(unaudited)

	Common Stock			Subscription	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Deficit	Total

Balance at December 31, 2019	14,497,843	$1,450	$2,841,608	$(2,001)	$(3,280,859)	$(439,802)

Subscription received	-	-	-	2,001	-	2,001
Common stock issued for services	46,564	5	38,550	-	-	38,555
Common stock issued for intangible assets	125,000	13	124,987	-	-	125,000
Net loss	-	-	-	-	(186,452)	(186,452)
Balance at March 31, 2020	14,669,407	1,468	3,005,145	-	(3,467,311)	(460,698)

Common stock sold	50,000	5	37,495	-	-	37,500
Common stock issued for services	2,857	-	2,857	-	-	2,857
Net loss	-	-	-	-	(127,559)	(127,559)
Balance at June 30, 2020	14,722,264	1,473	3,045,497	-	(3,594,870)	(547,900)

Common stock issued for services	56,574	6	56,568	-	-	56,574
Net loss	-	-	-	-	(154,007)	(154,007)
Balance at September 30, 2020	14,778,838	$1,479	$3,102,065	$-	$(3,748,877)	$(645,333)

The accompanying notes are an integral part of these condensed consolidated financial statements

1

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(unaudited)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(618,213)	$(468,018)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	883	1,621
Common stock issued for services	229,068	97,986
Common stock issued for settlement of liabilities	15,780	-
Stock-based compensation on RSA's vested	25,500	-
Changes in operating assets and liabilities:
Accounts receivable	-	7,594
Prepaid expenses	(583)	-
Accounts payable	4,981	935
Accrued legal fees	31,361	86,156
Accrued payroll and payroll taxes	138,106	157,602
Accrued liabilities	15,089	33,236
Deferred revenue	(3,000)	-
Accrued interest payable	6,996	8,019
Net cash used in operating activities	(154,032)	(74,869)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	127,500	39,501
Proceeds from borrowings on Note Payable	60,000	-
Borrowings of related party debt and short-term advances	31,546	50,132
Repayment of related party debt and short-term advances	(23,926)	(21,214)
Net cash provided by financing activities	195,120	68,419

NET CHANGE IN CASH	41,088	(6,450)
CASH AT BEGINNING OF PERIOD	3,906	7,313
CASH AT END OF PERIOD	$44,994	$863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$1,937	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible asset	$-	$125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

1

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2021, the Company had a net loss from operations of $622,586, consisting primarily of general and administrative and legal and professional expenses. In addition, as of September 30, 2021, the Company had stockholders’ deficit of $1,356,077 and available cash on hand of $44,994. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

In April 2021, the board of directors (“Board”) authorized an offering of up to 1,000,000 shares of restricted common stock at $.51 per share, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the nine months ended September 30, 2021, the Company sold 238,236 shares of common stock under this offering for proceeds of $121,500. This offering was terminated on August 31, 2021. See Note 7.

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

Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2021 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Subscription fees. Subscription fees related to the WeedClub portal are received at the time of purchase. The Company’s performance obligation is to provide services over a fixed subscription period, accordingly, the Company recognizes revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date.

(1)Affiliate advertising. Affiliate advertising revenues result from advertising campaigns and are generally multi-month arrangements. The Company’s performance obligation is met when the Company runs the agreed upon advertisements on its platform, accordingly, the Company recognizes revenue ratably over the campaign period and deferred revenue is recorded for the portion of the campaign period subsequent to each reporting date.

(2)Event Sales. The Company collects payment up front for event ticket sales and sponsorships and records these payments as unearned revenue. The Company’s performance obligation is met at the time the event takes place, accordingly, the Company recognizes revenue at the time the event takes place.

(3)Referral fees. The Company generates referral fees when a business transaction is consummated between the Company, as referee, and a potential target company. The Company performance obligation is met at the time such business transaction is consummated, accordingly, the Company recognize revenue at that point.

(4)Consulting and Other. The Company generates fees to assist presenting companies with request consulting services in connection with their investment deck and presentation scripts. Such consulting fees are recognized as services are performed.

Revenues generated for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Subscription fees	$149	$-	$695	$-
Affiliate advertising	-	-	8,850	-
Event Sales	-	-	-	2,940
Referral fees	-	5,000	2,500	5,000
Consulting and other	-	-	-	-
Total revenues	$149	$5,000	$12,045	$7,940

No costs of revenues were incurred for the three and nine months ended September 30, 2021 and 2020.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. The Company had one convertible note with a principal value of $45,000 as of September 30, 2021 and December 31, 2020. This note is convertible at a conversion price the note holder and the Company agree and therefore the number of shares it is convertible into is not determinable.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)

Computer equipment	$7,312	$9,604
Less: Accumulated depreciation	(6,923)	(8,332)
	$389	$1,272

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally three years. Depreciation expense was $883 and $1,621 for the nine months ended September 30, 2021 and 2020, respectfully.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 4 – CONVERTIBLE NOTE PAYABLE

Convertible note payable is comprised of a sole promissory note in the amount of $45,000 as of September 30, 2021 and December 31, 2020, respectively. Principal and interest was originally due on July 4, 2018 and is currently in default. The loan bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense related to the convertible note payable was $6,057 and $6,081 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest on the convertible note payable was $34,153 and $28,095 as of September 30, 2021 and December 31, 2020, respectively.

The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in these interim condensed consolidated financial statements as of September 30, 2021 and December 31, 2020.

NOTE 5 – NOTES PAYABLE

Notes payable is comprised of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)

Borrowing under loan agreement, 6% per annum, personally guaranteed.	$50,000	$-
Note payable, 6% per annum, unsecured.	10,000	-
	$60,000	$-

On June 16, 2021, the Company entered into a loan agreement, not to exceed $75,000. with an unaffiliate individual (“Lender”) and borrowed $50,000 as a first advance. This loan bears interest at 6% per annum, and is due nine months after the first advance, or such earlier date that the Lender may demand payment, which may not be earlier than 60 days after the first advance (“Maturity Date”). At Lender’s sole discretion, the Maturity Date may be extended. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan agreement, the Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan and is liable for any amounts remaining due and owed following the Maturity Date. Interest expense related to this borrowing was $880 for the nine months ended September 30, 2021. Accrued interest on this borrowing was $880 as of September 30, 2021.

On August 27, 2021, the Company borrowed $10,000 from an unrelated individual. This loan bears interest at 6% per annum and is due on April 30, 2022. Interest expense related to this borrowing was $58 for the nine months ended September 30, 2021. Accrued interest on this borrowing was $58 as of September 30, 2021.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totals $157,985 and $150,365 as of September 30, 2021 and December 31, 2020, respectively. These amounts are comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the nine months ended September 30, 2021, Company officers made cash advances of $13,000, personally paid Company expenses of $18,546 and were repaid $23,926. For the nine months ended September 30, 2020, Company officers made cash advances of $50,132 and were repaid $21,214. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 47.4% of the Company as of September 30, 2021. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 10.

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

Common Stock Offering

In April 2021, the Board authorized an offering of up to 1,000,000 shares of common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Offering”). The Offering terminated on August 21, 2020. In connection with the Offering, the Board also approved a one-time, limited anti-dilution protection to certain investors who, in the last 12 months, invested at a per share price higher than the Offering Price.

Common stock transactions

A summary of the Company’s common stock transactions for the nine months ended September 30, 2021 is as follows:

•The Company sold 8,000 shares of common stock for cash proceeds of $6,000.

•The Company issued 246,178 shares of common stock for services rendered. The Company recorded an expense of $229,068 for the nine months ended September 30, 2021 based on the closing price of the Company’s common stock on the OTC Pink market.

•The Company sold 238,236 shares of common stock under the Offering for proceeds of $121,500. See “Common Stock Offering” above.

•The Company issued 39,844 shares of common stock for anti-dilution protection to five investors who invested at a per share price higher than the Offering Price in the last 12 months. See “Common Stock Offering” above.

•The Company issued 30,000 shares of common stock in settlement of $30,000 of liabilities and

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

recognized a gain on extinguishment of debt in connection with this settlement. which is recorded as other income for the three and nine-month periods ended September 30, 2021.

•The Company granted a Restricted Stock Award of 200,000 shares of common stock under the Company’s 2021 Omnibus Incentive Plan to a Company office. See Note 8.

As a result of these transactions, the Company has 15,618,050 shares of common stock outstanding as of September 30, 2021.

A summary of the Company’s common stock transactions for the nine months ended September 30, 2020 is as follows:

•The Company sold 50,000 shares of common stock for cash proceeds of $37,500.

•The Company issued 105,995 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of the Company’s common stock on the OTC Pink market, and resulted in an expense of $97,986 for the nine months ended September 30, 2020.

•The Company issued 125,000 shares of common stock for the acquisition of the domain blunt.com. The shares of common stock were valued at $125,000, based on the closing price of the Company’s common stock on the OTC Pink market.

As a result of these transactions, the Company has 14,778,838 shares of common stock outstanding as of September 30, 2020.

Subsequent to September 30, 2021, there were additional common stock transactions. See Note 11.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to effect shares that could be issued in connection the conversion of the convertible note payable. See Note 4. This note is convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of September 30, 2021 and December 31, 2020.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Following the issuance of DTLA Judgment, DTLA filed a motion for reimbursement of costs in the amount of $22,382. No objection was filed by LAFI and on June 1, 2021, the amount was confirmed by the Los Angeles County Superior Court as a Judgment. In July 2021, DTLA received reimbursement costs in the amount of $22,382, which is recorded as other income for the three and nine-month periods ended September 30, 2021. A court-appointed Monitor is undertaking the process of determining the value of the 49% of profits and proceeds from 2017 forward that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report is expected to be completed by the end of Q4 2021.

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

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of September 30, 2021 and December 31, 2020.

NOTE 11 – SUBSEQUENT EVENTS

As of the date of these unaudited interim condensed consolidated financial statements, there are no subsequent events that are required to be recorded or disclosed in the accompanying unaudited interim condensed consolidated financial statements other than those listed below and elsewhere in these unaudited interim condensed consolidated financial statements.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Common stock transactions

A summary of the Company’s common stock transactions subsequent to September 30, 2021 is as follows:

•The Company issued 21,500 shares of common stock for services rendered.

As a result of these transactions, the Company has 15,639,550 shares of common stock outstanding as of the date of this Report.

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

We are a holding company dedicated to connecting the cannabis industry through multiple divisions including WeedClub, the @420 Twitter handle and a 49% equity interest in a Los Angeles-based multi-licensed cannabis retail dispensary, grow, manufacturer and distributor.

WeedClub® Platform: Our WeedClub® Platform is a professional social networking platform for the regulated cannabis and hemp industries. It was founded in 2014 and has established a trusted brand by providing a private and secure way for members to network with fellow industry stakeholders through our WeedClub® Platform and in-person and virtual events.

@420: Our signature brand encompasses our @420 Twitter handle and our @420 pitch events. Our Twitter handle enables the Company to raise awareness, engage with and advertise to cannabis enthusiasts, businesses and consumers. With over 93,000 followers, our organic tweets consistently generate engagement rates of at least 2% and upwards of 10% while the industry average is 0.07% on Twitter according to Social Insider. In addition, our Twitter handle provides an approved paid advertising channel that many companies lack access to. This exclusive ability enables our members to drive traffic to their websites and deliver increased sales through approved paid advertising campaigns. The @420 pitch connects cannabis startups with investors in both in-person and virtual events. Our events have hosted over 100 startup pitches, led to more than $50M in funding raised and generated over 10 fully funded and exited startups.

LA Dispensary: In April 2021, the Judge overseeing an arbitration hearing in our ongoing lawsuit against a downtown Los Angeles retail dispensary issued a judgment in favor of DTLA. The judgment awarded 49% of this dispensary to DTLA. In addition to equity ownership, the judgment awarded DTLA a share of any profits of this dispensary from November 2017 to the present and going forward along with accrued interest on those profits and the costs of bringing litigation. The Court appointed a monitor, supervised by the Judge, to determine how much in past profits and interest we are entitled to be awarded and to ensure we are treated fairly by the counterparty going forward. Currently, no impact of the Judgment is reflected in our accompanying unaudited interim condensed consolidated financial statements as the amount of the Judgment has not been determined. See further discussion under Part II, Item 1. Legal Proceedings in this report.

Our WeedClub® Platform, @420 Twitter handle and @420 pitch events provide essential services that position the Company as a trusted brand and connector within the cannabis industry. Our recent award of 49% equity ownership in the Los Angeles retail dispensary provides an additional asset for our holding company. With our strong brand and far-reaching cannabis network, we believe we are uniquely positioned to scale in the current political climate and in the event of federal legalization.

Our principal executive office is located at 1355 Market Street, Suite 488, San Francisco, CA 94103 and our phone number is (888) 420-6856.

Current and Future Plan of Operations

Farmhouse is built on connection, brand and trust. These three pillars establish the foundation that drives value for our community across all our divisions. Through technology, we leverage these pillars to connect members to value-add products, services, capital, and consumers. Our commitment to developing cannabis-specific technology solutions firmly established us as a trusted connector in the cannabis industry.

As our industry continues to grow, it faces the same problems due to the lack of federal legalization. For many cannabis brands, the lack of federal legalization leads to increased cost of expansion, lack of access to many proven digital marketing channels and lack of access to capital and banking. We addressed these problems by being early movers by creating the WeedClub® Platform, a professional social networking platform, and establishing the @420 brand including our @420 Twitter handle with over 93,000 followers.

Over the past year, new technology centered around a decentralized future (web3) has emerged as a potentially more effective solution for all the core problems our industry faces. Decentralization and web3 eliminate the walled gardens created by the platform economy that cannabis companies lack access to due to the lack of federal legalization. Through web3, cannabis brands can connect directly with their consumers, build community and raise capital through new channels to better position themselves for potential federal legalization.

The key feature of this future is non-fungible tokens (NFTs). What started out as simple digital JPEGs has rapidly evolved in the past year into curated collectable art and the digital proof of ownership that unlocks holder-specific value such as community, product and services discounts and more.

Just as we were early movers when we created the WeedClub® Platform as a professional social network for the cannabis industry, we launched Super Strains in October 2021, a NFT project that connects cannabis brands directly to a community of cannabis and cryptocurrency enthusiasts. Super Strains is a joint venture with a member of the Bored Ape Yacht Club (BAYC) and a cybersecurity and smart contract auditor. This joint venture allows us to leverage our connections in the cannabis industry and NFT communities to create a unique community ideal for cannabis brands to interact with.

Super Strains is the first step that allows us to leverage our existing foundation to solve the problems of our industry through web3 solutions. As we build this new crypto native, cannabis enthusiast community, we will drive brand awareness and access an entirely new demographic of members to our ecosystem. Not only will this provide new opportunities for cannabis brands to engage with us, it will also expand our reach to younger demographics that care about engaging in a more instantaneous and genuine way.

We believe our entrance into web3 and NFTs adds a new layer into our current foundation and allows us to leverage what we have built to strengthen our ability to provide technological solutions that address the core problems our industry continues to face.

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

For the nine months ended September 30, 2021 and 2020, we generated revenues of $12,045 and $7,940, respectively, and we reported net losses of $618,213 and $468,018, respectively. We had negative cash flow from operating activities of $154,032 and $74,869, respectively. As of September 30, 2021, we had an accumulated deficit of $4,944,551 and a stockholders’ deficit of $1,356,077.

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

In April 2021, we authorized an offering of up to 1,000,000 shares of common stock at $.51 per share, providing proceeds of up to $510,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the nine months ended September 30, 2021, we sold 238,236 shares of common stock under this offering for proceeds of $121,500. This offering was terminated on August 31, 2021.

Results of Operations

Nine months Ended September 30, 2021, compared to the nine months Ended September 30, 2020

For the nine months ended September 30, 2021 and 2020, we generated revenues of $12,045 and $7,940. We generate five types of revenue, which generally consist of fees from subscriptions, affiliate advertising, event sales, referrals and consulting. Our revenues for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine months Ended September 30,
	2021	2020

Subscription fees	$695	$-
Affiliate advertising	8,850	-
Event Sales	-	2,940
Referral fees	2,500	5,000
Consulting and other	-	-
	$12,045	$7,940

In June, we launched a new Membership Benefits Program under the WeedClub® Platform, where subscribers can connect to ‘exclusive deals’ on essential products and services necessary to scale their business. Our special pricing of $149 for an annual subscription makes access to our WeedClub® Platform available to all. Affiliate advertising, through our advertising deal with Twitter, generated $8,850 of revenues for the nine months ended September 30, 2021. In 2020, we entered into an advertising deal with Twitter which provides us a revenue stream and growth opportunity due to our ability to post approved hemp social media ads. We generate referral fees when a business transaction is consummated between us and the potential target company.

For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $286,204 and $273,928, respectively, an overall increase of approximately $12,400. Contributing factors to this increase were:

•public company related costs, including OTC filing fees, press releases and transfer agent costs increased by approximately $13,400,

•overall general and administrative expenses increased by approximately $27,300, and

•labor-related expenses decreased by approximately $28,300. Labor-related expenses included recognizing approximately $61,100 in stock-based fees in the current nine-month period.

For the nine months ended September 30, 2021 and 2020, professional fees were $347,544 and $161,756, respectively, an increase of approximately $185,800. Our professional fees for the nine months ended September 30, 2021 and 2020 were comprised of the following:

	Nine months Ended September 30,
	2021	2020

Legal	$88,976	$55,475
Accounting and audit	127,430	78,122
Professional fees	93,034	28,159
Consulting fees	38,104	-
	$347,544	$161,756

Legal expenses increased overall by approximately $33,500 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Contributing factors to this increase were:

•our current securities counsel fees increased by approximately $15,300,

•fees incurred by Judicate West and Planet Depot related to our litigation against LAFI increased by approximately $70,400. Reference is made to Note 9, Litigation, to the Condensed Consolidated Financial Statements included under Item 1 in this Report,

•fees to our patent and trademark counsel increased by approximately $1,100, and

•fees to litigation counsel in connection with our litigation against LAFI decreased by approximately $53,300.

Accounting and audit expenses increased by approximately $49,300 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Contributing factors to this increase were:

•fees to our independent public accounting firm increased by approximately $4,800 for our annual fiscal year audit and quarterly reviews,

•fees for our contracted CFO services increased by approximately $54,300, which included $60,800 of stock-based fees recognized in the current nine-month period, and

•fees to our outside bookkeeping services decreased by approximately $9,800 for the costs of filing our corporate federal income tax returns in the prior year comparable period.

Professional fees increased by approximately $64,900 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to an increase in fees to our contracted software engineers and developers of our software technology platforms. Professional fees included recognizing approximately $92,000 in stock-based fees in the current nine-month period.

Consulting fees increased by approximately $38,100 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to an increase in fees to an outside strategic business consultant. Consulting fees included recognizing approximately $38,100 in stock-based fees in the current nine-month period.

For the nine months ended September 30, 2021 and 2020 interest expense was $32,229 and $38,653, respectively, a decrease of approximately $6,400. Interest charged by our former litigation counsel on their unpaid balance decreased by approximately $7,300 while interest expense on our other debt obligations increased by approximately $900 in the current nine-month period.

Overall, for the nine months ended September 30, 2021, we reported a net loss of $618,213 compared to a net loss of $468,018 for the nine months ended September 30, 2020, an overall increase of approximately $150,200 from the prior year comparable period. Not including stock-based fees recorded for services rendered by consultants and professionals, which totaled approximately $254,600 and $98,000 for the nine months ended September 30, 2021 and 2020, respectively (as discussed above), our net loss actually decreased by approximately $6,400 from the prior year comparable period, as shown in the following table:

	Nine Months ended September 30,
	2021	2020

Net loss	$618,213	$468,018
Less: Stock-based fees	254,568	97,986
	$363,645	$370,032

Three Months Ended September 30, 2021, compared to the three Months Ended September 30, 2020

For the three months ended September 30, 2021 and 2020, we generated revenues of $149 and $5,000, respectively. We generate five types of revenue, which generally consist of fees from subscriptions, affiliate advertising, event sales, referrals and consulting. Our revenues for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months ended September 30,
	2021	2020

Subscription fees	$149	$-
Affiliate advertising	-	-
Event Sales	-	-
Referral fees	-	5,000
Consulting and other	-	-
	$149	$5,000

In June, we launched a new Membership Benefits Program under the WeedClub® Platform, where subscribers can connect to ‘exclusive deals’ on essential products and services necessary to scale their business. Our special pricing of $149 for an annual subscription makes access to our WeedClub® Platform available to all. We generate referral fees when a business transaction is consummated between us and potential target company.

For the three months ended September 30, 2021 and 2020, general and administrative expenses were $116,234 and $107,831, respectively, an overall increase of approximately $8,400. Contributing factors to this increase were:

•public company related costs, including OTC filing fees, press releases and transfer agent costs increased by approximately $10,800,

•overall general and administrative expenses increased by approximately $20,800, and

•labor-related expenses decreased by approximately $23,200. Labor-related expenses included recognizing approximately $26,400 in stock-based fees in the current three-month period.

For the three months ended September 30, 2021 and 2020, professional fees were $132,107 and $48,470, respectively, an increase of approximately $83,600. Our professional fees for the three months ended September 30, 2021 and 2020 were comprised of the following:

	Three Months ended September 30,
	2021	2020

Legal	$28,770	$15,736
Accounting and audit	53,972	19,018
Professional fees	35,261	13,716
Consulting fees	14,104	-
	$132,107	$48,470

Legal expenses increased overall by approximately $13,000 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Contributing factors to this increase were:

•our current securities counsel fees increased by approximately $10,400,

•fees incurred by Judicate West and Planet Depot related to our litigation against LAFI increased by approximately $16,700. Reference is made to Note 9, Litigation, to the Condensed Consolidated Financial Statements included under Item 1 in this Report,

•fees to our patent and trademark counsel increased by approximately $1,600, and

•fees to litigation counsel in connection with our litigation against LAFI decreased by approximately $15,700.

Accounting and audit expenses increased by approximately $35,000 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Contributing factors to this increase were:

•fees to our independent public accounting firm decreased by approximately $2,000 for our annual fiscal year audit and quarterly reviews,

•fees for our contracted CFO services increased by approximately $37,500, which included $25,500 of stock-based fees recognized in the current nine-month period, and

•fees to our outside bookkeeping services decreased by approximately $500.

Professional fees increased by approximately $21,500 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to an increase in fees to our contracted software engineers and developers of our software technology platforms. Professional fees included recognizing approximately $35,300 in stock-based fees in the current three-month period.

Consulting fees increased $14,100 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to an increase in fees to an outside strategic business consultant.  Consulting fees included recognizing approximately $14,100 in stock-based fees in the current three-month period.

For the three months ended September 30, 2021 and 2020 interest expense was $12,836 and $2,309, respectively, a decrease of approximately $10,500. Interest charged by our former litigation counsel on their unpaid balance increased by approximately $10,000 while interest expense on our other debt obligations increased by approximately $500 in the current three-month period.

Overall, for the three months ended September 30, 2021, we reported a net loss of $224,721 compared to a net loss of $154,007 for the three months ended September 30, 2020, an overall increase of approximately $70,700 from the prior year comparable period. Not including stock-based fees recorded for services rendered by consultants and professionals, which totaled approximately $104,000 and $56,574 for the three months ended September 30, 2021 and 2020, respectively (as discussed above), our net loss increased by approximately $23,300 from the prior year comparable period, as shown in the following table:

	Three Months ended September 30,
	2021	2020

Net loss	$224,721	$154,007
Less: Stock-based fees	103,987	56,574
	$120,734	$97,433

Cash Flows

The following table summarizes the sources and uses of cash for the nine months ended September 30, 2021 and 2020, respectively:

	Nine months Ended September 30,
	2021	2020

Net cash used in operating activities	$(154,032)	$(74,869)
Net cash used in investing activities	-	-
Net cash provided by financing activities	195,120	68,419
Net increase (decrease) in cash and cash equivalents	$41,088	$(6,450)

Nine months Ended September 30, 2021

Operating activities used $154,032 of cash, primarily resulting from our net loss for the nine months ended September 30, 2021 of $618,213, offset by non-cash stock issued for services of $229,068 and to settle liabilities of $15,780 (net of gain on settlement of debt of $14,220) and increases in liabilities across all categories: accounts payable, accrued legal fees, accrued payroll and other accrued liabilities. There was no use of cash for investing activities for the nine months ended September 30, 2021. Financing activities provided $195,120 of cash for the nine months ended September 30, 2021, consisting of $127,500 in proceeds from the sale of common stock and $60,000 of borrowings on two loan obligations, one for $50,000 (senior) and one for $10,000, from unrelated lenders. Borrowings under the $50,000 loan obligation shall remain senior with respect to priority lien and right of payment to any indebtedness later acquired. As a condition of this loan agreement, our Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan. In addition to these cash increases, short-term advances from Company officers, net of repayments provided of $7,620 of cash for the nine months ended September 30, 2021.

Nine months Ended September 30, 2020

Operating activities used $74,869 of cash, primarily resulting from our net loss for the nine months ended September 30, 2020 of $468,018, offset by non-cash stock issued for services of $97,986 and increases in liabilities across all categories: accounts payable, accrued legal fees, accrued payroll and other accrued liabilities. There was no use of cash for investing activities for the nine months ended September 30, 2020. Financing activities provided $68,419 of cash for the nine months ended September 30, 2020, consisting of $39,501 in proceeds from the sale of common stock and $28,918 of short-term advances from Company officers, net of repayments, for the nine months ended September 30, 2020.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $44,994 and $3,906 as of September 30, 2021 and December 31, 2020, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to September 30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the issuance of DTLA Judgment, DTLA filed a motion for reimbursement of costs in the amount of $22,382. No objection was filed by LAFI and on June 1, 2021, the amount was confirmed by the Los Angeles County Superior Court as a Judgment. In July 2021, DTLA received reimbursement costs in the amount of $22,382, which is recorded as other income for the three and nine-month periods ended September 30, 2021. A court-appointed Monitor is undertaking the process of determining the value of the 49% of profits and proceeds from 2017 forward that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report is expected to be completed by the end of Q4 2021.

ITEM 1A. RISK FACTORS

The Company qualifies as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Offering

In April 2021, the Board authorized an offering of up to 1,000,000 shares of common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Offering”). The Offering terminated on August 21, 2020. In connection with the Offering, the Board also approved a one-time, limited anti-dilution protection to certain investors who, in the last 12 months, invested at a per share price higher than the Offering Price.

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

Common Stock Issuances

A summary of the Company’s common stock transactions for the nine months ended September 30, 2021 is as follows:

•The Company sold 8,000 shares of common stock for cash proceeds of $6,000.

•The Company issued 246,178 shares of common stock for services rendered. The Company recorded an expense of $229,068 for the nine months ended September 30, 2021 based on the closing price of the Company’s common stock on the OTC Pink market.

•The Company sold 238,236 shares of common stock under the Offering for proceeds of $121,500. See “Common Stock Offering” above.

•The Company issued 39,844 shares of common stock for anti-dilution protection to five investors who invested at a per share price higher than the Offering Price in the last 12 months. See “Common Stock Offering” above.

•The Company issued 30,000 shares of common stock in settlement of $30,000 of liabilities and recognized a gain on extinguishment of debt in connection with this settlement. which is recorded as other income for the three and nine-month periods ended September 30, 2021.

•The Company granted a Restricted Stock Award of 200,000 shares of common stock under the Company’s 2021 Omnibus Incentive Plan to a Company office. See Note 8.

As a result of these transactions, the Company has 15,618,050 shares of common stock outstanding as of September 30, 2021.

A summary of the Company’s common stock transactions for the nine months ended September 30, 2020 is as follows:

•The Company sold 50,000 shares of common stock for cash proceeds of $37,500.

•The Company issued 105,995 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of the Company’s common stock on the OTC Pink market, and resulted in an expense of $97,986 for the nine months ended September 30, 2020.

•The Company issued 125,000 shares of common stock for the acquisition of the domain blunt.com. The shares of common stock were valued at $125,000, based on the closing price of the Company’s common stock on the OTC Pink market.

As a result of these transactions, the Company has 14,778,838 shares of common stock outstanding as of September 30, 2020.

A summary of the Company’s common stock transactions subsequent to September 30, 2021 is as follows:

•The Company issued 21,500 shares of common stock for services rendered.

As a result of these transactions, the Company has 15,639,550 shares of common stock outstanding as of the date of this Report.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on November 12, 2021.

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