Form 10-K
period 2021-12-31
FARMHOUSE, INC. /NV
filed 2022-04-22
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-238326

FARMHOUSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3321759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

548 Market Street, Suite 90355, San Francisco, CA 94104
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

Yes ☐ No [X]

As of March 31, 2022, the last business day of the registrant’s most recently completed quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $8,265,639 based on the closing price per share (or $0.521), of the registrant’s common stock as quoted by the OTCQB market.

At April 22, 2022, the date of this Report, there were 15,864,950 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

FARMHOUSE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to the expected effects on its business from the coronavirus (“COVID-19”) pandemic. The Company generally uses the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond its control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” the “Registrant,” the “Company,” and “Farmhouse” are synonymous with Farmhouse, Inc., unless otherwise indicated. WeedClub®, Friends in High Places®, WeedClub Select® and @420® are registered Trademarks of the Company where used throughout this Report.

PART I

ITEM 1. BUSINESS.

Corporate History

On June 28, 2013, we were incorporated as Somerset Transition Corporation under the Oklahoma General Corporation Act. We were formed to complete a Parent/Subsidiary formation (“Reorganization”) under Section 1088(g) of the Oklahoma Act. Upon completion of the Reorganization, we became successor issuer to Transnational Financial Network, Inc., which was originally incorporated in California in 1985 as Transnational Financial Corporation.

In September 2013, we formed Somerset Property, Inc. (“SPI”) as its wholly owned Maryland subsidiary to effect a redomestication into the state of Maryland. We merged with and into SPI pursuant to Articles of Merger filed with the Maryland Department of Assessments and Taxation on October 3, 2013 and with the Oklahoma Secretary of State on October 11, 2013.

On July 18, 2017, we formed Revival, Inc. (“Revival”) as its wholly owned Nevada subsidiary to effect a redomestication into the state of Nevada. We merged with and into Revival, Inc. pursuant to Articles of Merger filed with the Nevada Secretary of State on July 21, 2017 and with the Maryland Department of Assessments and Taxation on August 14, 2017.

On June 27, 2019, we filed a Certificate of Amendment to the Articles of Incorporation with the State of Nevada and changed its name from Revival to Farmhouse, Inc to better reflect our new business endeavors. On August 6, 2019, FINRA approved our name change and our trading symbol was changed from TLVA to FMHS.

On August 13, 2019, we consummated an Agreement and Plan of Merger (the “Agreement”) with Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) as its wholly owned subsidiary. On this date, all of the issued and outstanding shares of common stock of Farmhouse Washington were exchanged for shares of common stock of the Company on a one share for one share basis (the “Acquisition”). Upon consummation of the Acquisition, the financial statements of the Company are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company.

Prior to the Acquisition, in August 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. On April 8, 2021, DTLA was awarded a 49% equity interest in a Los Angeles based multi-licensed cannabis retail dispensary, grow, manufacturer and distributor called Los Angeles Farmers, Inc. (“LAFI”).

Corporate Overview

We are a leading connection platform in the legal cannabis industry. We connect the industry through multiple divisions including the @420 brand and @420 Twitter, and the WeedClub® Platform. Our @420 brand and @420 Twitter serve as trusted, influential properties that enable the Company to connect, promote and advocate for the industry. These properties leverage the WeedClub® Platform to drive valuable connections that have generated over $50 million in funding for cannabis startups, supplier connections for retail dispensaries, and more.

We will continue to serve as a leading cannabis connection platform and branch its well-known brand into the budding web3 and metaverse. Every company needs Friends in High Places® and our multiple divisions to provide exactly that.

2021 Business Developments

In July 2021, we successfully enforced our subsidiary’s, DTLA, contract rights in a multi-licensed cannabis retail dispensary, grow, manufacturer and distributor in Los Angeles. After four years of litigation, a Final Judgment was filed into the record in the Superior Court of California in the County of Los Angeles for case number BC681251 (the “DLTA Judgment”). See “Farmhouse Divisions” below.

In October 2021, we uplisted from the OTC Pink Sheets to the OTCQB Venture Marketplace and commenced trading under the symbol “FMHS.” This marked a milestone for the Company by being recognized as a fully-reporting cannabis company and increasing its reach to more retail and private investors.

In November 2021, we began exploring potential acquisitions of cannabis companies to expand our physical footprint in the industry. Acquisitions would improve our ability to leverage our WeedClub® Platform and our @420 Twitter handle to connect with consumers.

In December 2021, we launched a Non-Fungible Token (NFT) division dedicated to connecting the metaverse with cannabis brands. As a leader in technology, we established this division to bring NFTs to cannabis brands to create a symbiotic relationship between two fast-growing industries. Our NFT division explores how cannabis brands can connect with the metaverse through NFTs. It is a natural expansion of our brand and bridges the gap between physical cannabis brands and digital assets. Our NFT division is currently investigating initiatives from creating NFTs with artists, launching an NFT project, and developing NFT IP licensing opportunities with cannabis brands.

Farmhouse Divisions

Our @420 brand and Twitter handle (with over 93,000 followers) serve as an influential brand that connects us with the greater public. Our Twitter handle enables the NFT division to forge valuable connections in the space and work with established projects.

The WeedClub® Platform is a premier networking platform with over 5,000 cannabis professionals and is the backbone of the Company. WeedClub® Platform is an established presence in the cannabis industry that people trust to make valuable connections. As we continue to expand our operations, WeedClub members benefit immensely from the added potential connections.

As discussed above, the DTLA Judgment awarded 49% of LAFI to DTLA. In addition to equity ownership, the DTLA Judgment awarded DTLA a share of any profits of this dispensary from November 2017 to the present and going forward along with accrued interest on those profits and the costs of bringing litigation. The DLTA Judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis. Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. That request is under submission.

Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our consolidated financial statements as of December 31, 2021. See further discussion under Part I, Item 3. Legal Proceedings in this report.

Current and Future Plan of Operations

Farmhouse is built on connection, brand and trust. These three pillars establish the foundation that drives value for our community across all our divisions. Through technology, we leverage these pillars to connect members to value-add products, services, capital, and consumers. Our commitment to developing cannabis-specific technology solutions has established us as a trusted connector in the industry.

As our industry continues to grow, it faces the same problems due to the lack of federal legalization. For many cannabis brands, the lack of federal legalization leads to increased cost of expansion, lack of access to many proven digital marketing channels and lack of access to capital and banking. We addressed these problems by being early movers by creating the WeedClub® Platform and establishing the @420 brand including our @420 Twitter handle with over 93,000 followers.

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

The key feature of this future is NFTs. What started out as simple digital JPEGs has rapidly evolved in the past year into curated collectible art and the digital proof of ownership that unlocks holder-specific value such as community, product and services discounts, and more.

Just as we were early movers when we created the WeedClub® Platform as a professional social network for the cannabis industry, we launched our NFT division to connect cannabis brands directly to a community of cannabis and cryptocurrency enthusiasts. The NFT division is an exploration on how we can connect these two similar, rapidly growing industries.

The NFT division is the first step that allows us to leverage our existing foundation to solve the problems of our industry through web3 solutions. As we build this new crypto native, cannabis enthusiast community, we will drive brand awareness and access an entirely new demographic of members of our Farmhouse ecosystem. Not only will this provide new opportunities for cannabis brands to engage with us, it will also expand our reach to younger demographics that care about engaging in a more instantaneous and genuine way.

We believe our entrance into web3 and NFTs adds a new layer to our current foundation and allows us to leverage what we have built to strengthen our ability to provide technological solutions that address the core problems our industry continues to face. We believe we are uniquely positioned to fill this industry need by scaling its commercial presence. We have established a strong brand based on connection through its social networking platform, @420 Twitter handle, and in-person and virtual events.

Revenues

We generate five types of revenue: subscription fees consisting of membership dues; affiliate advertising from links within the web properties; ticket sales and sponsorships derived from events; referral fees from strategic business introductions; and consulting fees. Each of the above segments is dependent on leads generated within the Farmhouse ecosystem. Subscription fees were billed based on the types of membership privileges that Members such as being able to communicate privately with dispensary owners and other licensed operators. Affiliate advertising revenue is derived from the placement of web links on WeedClub, @420 Twitter, e-mail and social media primarily. Live events by WeedClub and the @420 pitch by WeedClub, as well as community-building events such as mixers and topical panels, offer the Community unique sponsorship opportunities for signage, tables, and presentations. Sometimes Members require additional help to make professional connections and we charge a flat-rate consulting fee in these special situations. Details regarding when each revenue stream is recognized are listed below:

(1)Subscription fees. Subscription fees related to the WeedClub portal are received at the time of purchase. Our performance obligation is to provide services over a fixed subscription period; accordingly, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date.

(2)Affiliate advertising. Affiliate advertising revenues result from advertising campaigns and are generally multi-month arrangements. Our performance obligation is met when we run the agreed upon advertisements on its platform, accordingly, we recognize revenue ratably over the campaign period and deferred revenue is recorded for the portion of the campaign period subsequent to each reporting date.

(3)Event Sales. We collect payment up front for event ticket sales and sponsorships and records these payments as unearned revenue. Our performance obligation is met at the time the event takes place; accordingly, we recognize revenue at the time the event takes place.

(4)Referral fees. We generate referral fees when a business transaction is consummated between the Company, as referee, and a potential target company. Our performance obligation is met at the time such business transaction is consummated,; accordingly, we recognize revenue at that point.

(5)Consulting and Other. We generate fees to assist presenting companies with request consulting services in connection with their investment deck and presentation scripts. Such consulting fees are recognized as services are performed.

We expect to generate revenue from the of non-fungible tokens (NFTs) on marketplaces such as OpenSea and will recognize revenue at the time the event takes place.

Revenues generated for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Subscription fees	$893	$-
Affiliate advertising	8,850	2,671
Event Sales	-	2,020
Referral fees	2,500	11,250
Consulting and other	-	750
	$12,243	$16,691

The corresponding costs of revenues associated with affiliate advertising revenues was $8,000 and zero for the years ended December 31, 2021 and 2020, respectively.

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

Customers

A significant portion of our targeted customer base will be comprised of cannabis producers, retailers, consultants and supply chain professionals. We have over 110,000 cannabis industry participants in its network. This includes over 100,000 followers across social media accounts (Twitter, Instagram, LinkedIn and Facebook), over 10,000 total registrants for live events and over 5,000 members on the WeedClub® Platform.

Customer Service

Through our WeedClub® Platform, visitors and members can contact the WeedClub team via a phone number, email or on various social media sites including Twitter, Facebook, LinkedIn and Instagram.

Product Development Strategy

Our product development strategy contemplates running parallel development tracks to simultaneously grow the WeedClub® Platform and develop potential software and technology that addresses the needs of WeedClub members and the overall cannabis industry. The continued growth of the WeedClub® Platform will increase our potential customer base and allow us to replicate the same success seen at the start of WeedClub. By speaking with WeedClub members to discuss their current and future problems and needs, we will be able to develop solutions that address actual market needs with a present pool of potential early adopters. Platform growth at WeedClub will increase our ability to test software and possible blockchain solutions, and to rapidly iterate on product development to effectively discover product market fit.

Marketing

We intend to implement marketing programs typical for end-user technology consumers, such as print, media, social networking, search engine optimization, as well as direct sales calls to specific clients and channel marketing within its existing social network in accordance with applicable law. Our primary marketing program will consist of media, networking, live events, partnerships, search engine optimization, and direct sales calls to existing members.

Competition

LinkedIn, AngelList, WomenGrow and MJBizCon are competitors. LinkedIn competes on the same networking, news and advertising platforms as found in WeedClub. While LinkedIn does not specifically target the cannabis niche, it is the largest and most well-known business to business networking company. AngelList provides a similar service as the WeedClub investor portal. Like LinkedIn, AngelList does not cater specifically to the cannabis industry, but cannabis startups and investors currently participate on the platform. WomenGrow and MJBizCon both offer cannabis specific events that compete with the WeedClub @420 pitch. WomenGrow also functions as a live events organization which is similar to WeedClub events. Each of these competitors compete on a specific part of WeedClub, but do not function as a hub like the WeedClub® Platform does. We provide all the services as these competitors except WeedClub members have access to each of these services through the WeedClub® Platform. Members do not have to use multiple, separate platforms to access these benefits and services.

Technology

We operate our online network supporting systems on servers via the Heroku services platform. We also use third-party content distribution networks such as Buffer and Google Analytics for ad serving, optimization, web tracking services and content marketing to improve performance and provide instrumentation. All contracts are click-form based with these service providers.

Employees and Independent Contractors

As of April 22, 2022, we have three full-time employees, including our executive officers. We plan to hire additional employees and engage consultants on an as-needed basis. We also have relationships with several independent contractors who provide services to it on a regular basis.

Government Regulation of Cannabis

Cannabis (other than hemp and its derivatives) is currently a Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (“DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine, even though these persons are in compliance with state law.

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Currently, cannabis and cannabidiol (“CBD”) (if it has 0.3 percent THC or more) are classified as Schedule I drugs, which are viewed as highly addictive and having no medical value and is illegal to distribute and use. The United States Federal Drug Administration has not approved the sale of cannabis for any medical application but did approve the CBD-based drug epidiolex, in 2018. Doctors may not prescribe cannabis or CBD (0.3 percent THC or more) for medical use under federal law. In 2010, the United States Veterans Affairs Department clarified that veterans using medicinal cannabis or CBD (0.3 percent THC or more) will not be denied services or other medications that are denied to those using illegal drugs. In December 2018, the federal Agriculture Improvement Act (also known as the Farm Bill of 2018) was approved, federally legalizing hemp and its derivatives, such as CBD that contain less than 0.3% THC.

Currently, forty-seven (47) States and the District of Columbia have laws legalizing cannabis and CBD in some form. In November 2016, California, Massachusetts, Maine and Nevada all passed measures legalizing the adult use of cannabis. California’s Prop. 64 measure allows adults age 21 and older to possess up to one ounce of cannabis and grow up to six plants in their homes. Other tax and licensing provisions of the law did not take effect until January 2018. In November 2020, Arizona, Montana, South Dakota and New Jersey all passed measures legalizing the adult use of cannabis, and Mississippi and South Dakota passed measures legalizing the medical use of cannabis. In March 2021, New York State passed a law to legalize adult use of cannabis.

Description of Property

Our executives and employee work remotely. Our mailing address is 548 Market Street, Suite 90355, San Francisco, CA 94104 and our phone number is (888) 420-6856.

We own a very effective and highly visible Twitter social media handle, @420. We also own the following domain names:

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

We also own the following Registered Trademarks:

•WeedClub	86367462	5173923
•Friends in High Places	86367469	4820867
•Leaf/WC Outline	86367473	4869207
•Two-Tone Green Leaf/WC	86367482	4869208
•WeedClub Select	87344382	5845956
•WeedClub Select Logo	87344392	5776034
•@420	87519273	5964389

Emerging Growth Company

We are an emerging growth company (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act.”) The JOBS Act eases restrictions on the sale of securities and increases the number of stockholders a company must have before becoming subject to the reporting and disclosure rules of the Securities and Exchange Commission (the “SEC.”) We have not elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows it to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are not deemed to be incorporated by reference into this Form 10-K. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executives and employee work remotely. Our mailing address is 548 Market Street, Suite 90355, San Francisco, CA 94104 and our phone number is (888) 420-6856.

ITEM 3. LEGAL PROCEEDINGS.

We are a party to legal proceedings by our subsidiary, Farmhouse DTLA.

In August 2017, our subsidiary, DTLA. entered into a Strategic Consulting Agreement (the “SCA”) with Absolute Herbal Pain Solutions, Inc., a medical marijuana growing and retail company based in Los Angeles that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). The SCA provided for DTLA to invest substantial sums of money into LAFI and also to provide management services for LAFI going forward. In exchange, LAFI agreed to provide DTLA with a share in any future profits and a 49% equity stake in LAFI. Following the SCA, in excess of $700,000 was spent by DTLA to stabilize LAFI’s finances and pay critical bills. In addition,

DTLA brought in an outside management company with expertise in running grow and retail operations. Subsequent to DTLA providing funding and management resources to LAFI, DTLA and its management team were locked out of the LAFI facility in late October 2017.

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

In February 2021, a four-day arbitration hearing was held at Judicate West. On April 8, 2021, the Arbitrator overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DLTA Judgment”). The DLTA Judgment awarded 49% of LAFI to DTLA as of the change of control in November 2017, along with a share of any profits from November 2017 to the present and going forward, accrued interest on those profits, and costs of bringing the litigation. The DLTA Judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis.

Following the issuance of DTLA Judgment, DTLA filed a motion for reimbursement of costs in the amount of $22,382. No objection was filed by LAFI and on June 1, 2021, the amount was confirmed by the Los Angeles County Superior Court as a Judgment. In July 2021, DTLA received reimbursement costs in the amount of $22,382, which is recorded as other income for the year ended December 31, 2021.

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. That request is under submission.

Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our consolidated financial statements as of December 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares of common stock are quoted on the OTCQB market under the symbol “FMHS.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	Low	High

June 30, 2022 (1)	$0.521	$1.510
March 31, 2022	$0.521	$1.960
December 31, 2021	$0.526	$3.500
September 30, 2021	$0.521	$2.000
June 30, 2021	$0.510	$2.050
March 31, 2021	$0.510	$1.500
December 31, 2020	$0.350	$1.700
September 30, 2020	$0.350	$1.300
June 30, 2020	$0.250	$2.000
March 31, 2020	$0.510	$1.220

(1)Through April 22, 2021, the date of this Report.

Our common stock is considered a penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities were subject to first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders of Common Stock

As of December 31, 2021, we had 15,694,550 shares of common stock issued and outstanding, held by 134 stockholders of record and approximately 215 stockholders in street name.

As of April 22, 2022, the date of this Report, we had 15,864,950 shares of common stock issued and outstanding, held by 134 stockholders of record and approximately 215 stockholders in street name.

Dividends and Share Repurchases

We have not paid any dividends to stockholders and does not intend to pay cash dividends on its common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors. Also, there are no restrictions, which would limit our ability to pay dividends on our Common Stock.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

A summary of common stock transactions for the year ended December 31, 2021 is as follows:

•We sold 246,236 shares of common stock for proceeds of $127,500.

•We issued 39,844 shares of common stock for anti-dilution protection to five investors who invested at a per share price higher than the Offering Price in the last 12 months.

•We granted a Restricted Stock Award of 200,000 shares of common stock under our 2021 Omnibus Incentive Plan to a Company officer.

•We issued 30,000 shares of common stock in settlement of $30,000 of liabilities and recognized a gain on extinguishment of debt in connection with this settlement, which is recorded as other income for the year ended December 31, 2021.

•We issued 322,678 shares of common stock for services rendered. We recorded an expense of $345,768 for the year ended December 31, 2021 based on the closing price of our common stock on the OTCQB market.

As a result of these transactions, we have 15,694,550 shares of common stock outstanding as of December 31, 2021.

A summary of our common stock transactions for the year ended December 31, 2020 is as follows:

•We sold 76,667 shares of common stock for cash proceeds of $57,500.

•We issued 125,000 shares of common stock for the acquisition of the domain blunt.com. The shares of common stock were valued at $125,000, based on the closing price of our common stock on the OTCQB market. The intangible asset was fully impaired as of December 31, 2020.

•We issued 156,282 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of our common stock on the OTCQB market, and resulted in an expense of $165,068 recorded as general and administrative expense for the year ended December 31, 2020.

As a result of these transactions, we have 14,855,792 shares of common stock outstanding as of December 31, 2020.

A summary of our common stock transactions subsequent to December 31, 2021 is as follows:

•We issued 100,500 shares of common stock for services rendered during January to March 2022. The shares of common stock were valued at $69,412, based on the closing prices of our common stock on the OTCQB market on the dates of issuance.

•We sold 69,900 shares of common stock for cash proceeds of $59,415.

As a result of these transactions, we have 15,864,950 shares of common stock outstanding as of April 22, 2022, the date of this Report as of the issuance date of these financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our officers and board of directors did not purchase shares in the open market during the years ended December 31, 2021 and 2020.

Stock Option Grants

We have not granted any stock options.

Registration Rights

There are no registration rights as of April 22, 2021, the date of this Report.

Stock transfer agent

Our stock transfer agent is Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84141. Their phone number is (801) 274-1088 and their website is http://www.actionstocktransfer.com.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. We use United States GAAP financial measures in the MD&A, unless otherwise noted. All the GAAP financial measures used by us in this report relate to the inclusion of financial information. This MD&A should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2021 and 2020 included under Item 8 in this Report. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. See the cautionary language at the beginning of this Report regarding forward-looking statements.

Liquidity and Capital Resources

Until such time we can raise additional capital or generate positive cash flow from operations, we will continue to be funded through short-term advances from the Company officers, borrowings under promissory notes and sales of restricted common stock under various offerings. We estimate we will need $2,500,000 in capital, after satisfying our debt obligations, to cover our ongoing expenses and to successfully market and expand our product offerings. This is only an estimate and may change as we receive feedback from customers and have a better feel of the demand and revenues from our new products. Both of these factors may change and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates. We intend to meet our cash requirements for the next 12 months equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

For the years ended December 31, 2021 and 2020, we generated revenues of $12,243 and $16,691, respectively, and we reported net losses of $975,579 and $1,045,479, respectively. We had negative cash flow from operating activities of $210,232 and $101,554, respectively. As of December 31, 2021, we had an accumulated deficit of $5,301,917 and total shareholders’ deficit of $1,571,243.

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

In April 2021, we authorized an offering of up to 1,000,000 shares of common stock at $0.51 per share, providing proceeds of up to $510,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the year ended December 31, 2021, we sold 246,236 shares of common stock under this offering for proceeds of $127,500. This offering was terminated on August 31, 2021.

Subsequent to December 31, 2021, we authorized an offering of up to 294,118 shares of common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. Through April 22, 2022, the date of this report, we sold 69,900 shares of common stock under this offering for proceeds of $59,415. This offering terminates on May 1, 2022 and may be extended for 90 days until August 1, 2022 by the board of directors.

Related party matters

The terms of any transaction determined to be with related parties are presented to the board of directors (other than any interested director) for approval and documented in the corporate minutes. Cash advances are commonly provided by our officers for operating expenses and direct payment of Company expenses. For the year ended December 31, 2021, Company officers made cash advances of $24,620 and were repaid $14,857. We also paid our officers accrued interest of $1,937 during the year ended December 31, 2021. For the year ended December 31, 2020, Company officers made cash advances of $64,652 and were repaid $26,006. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 44.7% of our Common Stock as of December 31, 2021. We have agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year.

Litigation developments

In July 2021, we successfully enforced our subsidiary’s, DTLA, contract rights in a multi-licensed cannabis retail dispensary, grow, manufacturer and distributor called Los Angeles Farmers, Inc. (“LAFI”). After four years of litigation, a Final Judgment was filed into the record in the Superior Court of California in the County of Los Angeles for case number BC681251 (the “DLTA Judgment”). The DTLA Judgment awarded 49% of LAFI to DTLA. In addition to equity ownership, the DTLA Judgment awarded DTLA a share of any profits of this dispensary from November 2017 to the present and going forward along with accrued interest on those profits and the costs of bringing litigation. The DLTA Judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis.

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. That request is under submission.

Under GAAP accounting, ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our consolidated financial statements as of December 31, 2021.

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

For the years ended December 31, 2021 and 2020, we generated revenues of $12,243 and $16,691, respectively, a decrease of approximately $4,500. We generate five types of revenue, which generally consist of fees from subscriptions, affiliate advertising, event sales, referrals and consulting. Our revenues for the years ended December 31, 2021 and 2020 were as follows:

	Years ended December 31,
	2021	2020

Subscription fees	$893	$-
Affiliate advertising	8,850	2,671
Event Sales	-	2,020
Referral fees	2,500	11,250
Consulting and other	-	750
	$12,243	$16,691

Subscription fees. In June 2021, we launched a new Membership Benefits Program under the WeedClub® Platform, where subscribers can connect to ‘exclusive deals’ on essential products and services necessary to scale their business. Our special pricing of $149 for an annual subscription makes access to our WeedClub® Platform available to all.

Affiliate advertising. Affiliate advertising, through our advertising deal with Twitter, generated $8,850 of revenues for the year ended December 31, 2021. In 2020, we entered into an advertising deal with Twitter which provides us a revenue stream and growth opportunity due to our ability to post approved hemp social media ads. The corresponding costs of revenues associated with affiliate advertising revenues was $8,000 and zero for the years ended December 31, 2021 and 2020, respectively.

Event Sales. The negative impact of COVID-19 resulted in a decrease in our event sales from $2,020 in the prior year to zero in the year ended December 31, 2021. We were able to hold one virtual @420 event during the prior year with a limited number of company presenters. We do not have any current plans to resume our @420 networking events at this time.

Referral fees. We generate referral fees when a business transaction is consummated between us and the potential target company. Such business transactions generally arise from the connections with company presenters during @420 events of which none were held during the year ended December 31, 2021. Accordingly, our revenues from referral fees declined from $11,250 to $2,500 for the years ended December 31, 2021 and 2020, respectively.

Consulting and other. Consulting fees are recognized when we assist presenting companies with their investment deck and presentation scripts for our @420 events of which none were held during the year ended December 31, 2021. Accordingly, such revenues declined from $750 to zero for the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, general and administrative expenses were $451,012 and $370,908, respectively, an increase of approximately $80,100. Contributing factors to this increase were:

•Labor-related expenses and consulting fees increased by approximately $44,900, which included recognizing approximately $157,400 in stock-based fees in the current year ended December 31, 2021 compared to approximately $113,300 in stock-based fees in the prior year.

•Public company related costs, including OTC filing fees, press releases and transfer agent costs increased by approximately $11,700 primarily due to increased fees in connection with our uplisting to the OTCQB market.

•Overall general and administrative expenses, including travel, entertainment, subscriptions and website development, increased by approximately $23,500, which included approximately $2,700 in stock-based fees in the current year ended December 31, 2021.

For the years ended December 31, 2021 and 2020, professional fees were $522,476 and $197,559, respectively, an increase of approximately $324,900. Our professional fees the years ended December 31, 2021 and 2020 were comprised of the following:

	Years ended December 31,
	2021	2020

Legal	$189,985	$56,855
Accounting and audit	182,057	102,594
Other professional fees	150,434	38,110
	$522,476	$197,559

Legal. Legal expenses increased overall by approximately $133,100 for the year ended December 31, 2021 compared to the year ended December 31, 2020. Contributing factors to this increase were:

•Legal fees to our current securities counsel firms increased by approximately $12,200.

•Legal fees to our patent and trademark counsel decreased by approximately $2,000.

•Fees incurred by Judicate West and Planet Depot related to our litigation against LAFI increased by approximately $29,300.

•Our portion of the fees incurred by the Monitor to advance our litigation against LAFI were approximately $132,000 for the year ended December 31, 2021. In April 2021, the Arbitrator overseeing the arbitration hearing issued a judgment in our favor and against

LAFI. This judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest we are entitled to be awarded. The costs of the Monitor are borne equally between the Company and LAFI. Between July and December 2021, the Monitor undertook a detailed forensic examination of LAFI. The Monitor’s report was completed in January 2022. Reference is made to Note 9, Litigation, to the Consolidated Financial Statements included under Item 8 in this Report for further information on the litigation.

•Legal fees incurred by our predecessor law firm in the LAFI litigation decreased approximately $38,400. This law firm resigned in April 2021 when we engaged a new “contingency-based” law firm.

Accounting and audit. Accounting and audit expenses increased by approximately $79,500 for the year ended December 31, 2021, compared to the year ended December 31, 2020. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm increased by approximately $4,000 for our annual fiscal year audit and quarterly reviews.

•Accounting fees for our contracted CFO services increased by approximately $83,800, which included $86,300 in stock-based fees in the current year ended December 31, 2021 compared to $14,000 of stock-based fees recognized in the prior year.

•Accounting fees to our outside bookkeeping services decreased by approximately $8,300 related to the costs of filing our corporate federal income tax returns in the prior year.

Other professional fees. Other professional fees increased by approximately $112,300 for the year ended December 31, 2021, compared to the year ended December 31, 2020 due to an increase in fees to our contracted software engineers and developers of our software technology platforms. All professional fees incurred for the year ended December 31, 2021 were comprised of stock-based fees, compared to $37,800 for the prior year ended December 31, 2020.

In accordance with generally accepted accounting principles related to Intangible Assets, we determined that the fair market value of our intangible assets to be zero as of December 31, 2020. Accordingly, we incurred a loss on impairment of intangible assets of $455,000 for the prior year ended December 31, 2020. Reference is made to Note 5, Intangible Assets, to the Consolidated Financial Statements included under Item 8 in this report.

Other (income) and expenses for the years ended December 31, 2021 and 2020 were as follows:

	Years ended December 31,
	2021	2020

Recovery of expense in litigation	$(22,382)	$-
Gain on extinguishment	(14,220)	(26,492)
Interest expense	41,758	63,280
	$(5,156)	$36,788

Recovery of expense in litigation. Following the issuance of aforementioned judgment against LAFI, we filed a motion for reimbursement of costs in the amount of $22,382. No objection was filed by LAFI and we received reimbursement of these costs.

Gain on extinguishment. For the year ended December 31, 2021, we settled debt with shares of our common stock which resulted in a gain on extinguishment of debt for the difference between the amount of debt settled and the fair value of the shares of common stock issued based on the closing price of the Company’s common stock on the OTCQB market. For the prior year ended December 31, 2020, we were able to write-off several old accounts payable liabilities from 2018, which resulted in gain on extinguishment of approximately $26,500.

Interest expense. Interest expense decreased by approximately $21,500 for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in interest expense was mostly due to interest expense accrued on our unpaid liability to our predecessor law firm in the aforementioned litigation. This law firm resigned in April 2021 when we engaged a new “contingency-based” law firm and started accruing interest expense on their unpaid amount. This decrease was offset by an approximate $1,900 increase in interest expense on borrowings on two loan obligations during the year ended December 31, 2021.

Overall, for the year ended December 31, 2021, we reported a net loss of $975,579 compared to a net loss of $1,045,479 for the year ended December 31, 2020. Considering the $455,000 loss on impairment of our intangible assets, our comparative net loss for the prior year ended December 31, 2020 was $590,479 which, compared to our current year loss, represented an overall increase in net loss of approximately $385,100.

Considering stock-based fees for services rendered by consultants and professionals for the years ended December 31, 2021 and 2020, respectively (as discussed above), our net loss increased by approximately $153,400 from the prior year comparable period, as shown in the following table:

	Years ended December 31,
	2021	2020

Net loss as reported	$975,579	$1,045,479
Less: Impairment of intangible assets	-	455,000
	975,579	590,479
Less: Stock-based fees	396,768	165,068
	$578,811	$425,411

Cash Flows

The following table summarizes the sources and uses of cash for the years ended December 31, 2021 and 2020, respectively:

	Years ended December 31,
	2021	2020

Net cash used in operating activities	$(210,232)	$(101,554)
Net cash used in investing activities	(250)	-
Net cash provided by financing activities	210,356	98,147
Net decrease in cash and cash equivalents	$(126)	$(3,407)

Year ended December 31, 2021. Operating activities used $210,232 of cash, primarily resulting from our net loss for the year ended December 31, 2021 of $975,579, offset by non-cash stock-based fees issued for services rendered by consultants and professionals of $396,768 and increases in liabilities across all categories: accounts payable, accrued legal fees, accrued payroll and other accrued liabilities. Financing activities provided $210,356 of cash for the year ended December 31, 2021, consisting of $127,500 in proceeds from the sale of common stock and $75,030 of borrowings on two loan obligations, one for $50,000 (senior) and one for $25,030, from unrelated lenders. Borrowings under the $50,000 loan obligation shall remain senior with respect to priority lien and right of payment to any indebtedness later acquired. As a condition of this loan agreement, our Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan. In addition to these cash increases, short-term advances from Company officers, net of repayments provided of $7,826 of cash for the year ended December 31, 2021.

Year ended December 31, 2020. Operating activities used $101,554 of cash, primarily resulting from our net loss for the year ended December 31, 2020 of $1,045,479, offset by non-cash stock-based fees issued for services rendered by consultants and professionals of $165,068 and non-cash impairment of intangible assets of $455,000. Accounts payable decreased by $20,396, otherwise there were increases in liabilities across all categories: accrued legal fees, accrued payroll, accrued liabilities, deferred revenue and accrued interest payable. Financing activities provided $98,147 of cash for the year ended December 31, 2020, consisting of $59,501 in proceeds from the sale of common stock and $38,646 of borrowings from Company officers, net after repayments of 26,006 for the year ended December 31, 2020.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $3,780 and $3,906 as of December 31, 2021 and 2020, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 6258)27

Consolidated Financial Statements

Consolidated Balance Sheets28

Consolidated Statements of Operations29

Consolidated Statements of Changes in Stockholders' Equity (Deficit) 30

Consolidated Statements of Cash Flows31

Notes to the Consolidated Financial Statements32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Farmhouse, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Farmhouse, Inc. as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Farmhouse, Inc. as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group, LLP

We have served as Farmhouse, Inc.’s auditor since 2018.

Midvale, Utah

April 22, 2022

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$3,780	$3,906
Prepaid expenses	3,750	-
Total current assets	7,530	3,906

Property and equipment, net	94	1,272
Intangible assets	250	-
Total assets	$7,874	$5,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,500	$10,971
Accrued legal fees	391,067	267,127
Accrued payroll and payroll taxes	761,463	577,321
Accrued liabilities	100,796	59,011
Deferred revenue	-	3,000
Accrued interest payable	38,070	28,095
Convertible notes payable	45,000	45,000
Notes Payable	75,030	-
Due to related parties	158,191	150,365
Total current liabilities	1,579,117	1,140,890

Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 295,000,000 shares authorized, 15,694,550 and 14,855,792 shares issued and outstanding, respectively	1,570	1,486
Additional paid-in capital	3,729,104	3,189,140
Accumulated deficit	(5,301,917)	(4,326,338)
Total stockholders’ deficit	(1,571,243)	(1,135,712)
Total liabilities and stockholders’ deficit	$7,874	$5,178

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

	2021	2020

REVENUES
Net revenues	$12,243	$16,691
Costs of revenues	(8,000)	-
Gross margin	4,243	16,691

OPERATING EXPENSES
General and administrative	451,012	370,908
Professional fees	522,476	197,559
Impairment of intangible assets	-	455,000
Depreciation and amortization	1,178	1,915
Total operating expenses	974,666	1,025,382

LOSS FROM OPERATIONS	(970,423)	(1,008,691)

OTHER INCOME (EXPENSE):
Recovery of expense in litigation	22,382	-
Gain on extinguishment	14,220	26,492
Interest expense	(41,758)	(63,280)
Total other income (expense)	(5,156)	(36,788)

NET LOSS BEFORE INCOME TAXES	(975,579)	(1,045,479)
Income tax expense	-	-
NET LOSS	$(975,579)	$(1,045,479)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,217,653	14,693,193

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2021 and 2020

	Common Stock			Subscription	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Deficit	Total

Balance at December 31, 2019	14,497,843	$1,450	$2,841,608	$(2,001)	$(3,280,859)	$(439,802)

Subscription receivable collected	-	-	-	2,001	-	2,001
Common stock sold	76,667	7	57,493	-	-	57,500
Common stock issued for intangible asset	125,000	13	124,987	-	-	125,000
Common stock issued for services	156,282	16	165,052	-	-	165,068
Net loss	-	-	-	-	(1,045,479)	(1,045,479)
Balance at December 31, 2020	14,855,792	1,486	3,189,140	-	(4,326,338)	(1,135,712)

Common stock sold	246,236	25	127,475	-	-	127,500
Common stock issued for "anti-dilution" protection	39,844	4	(4)	-	-	-
Common stock issued for Restricted Stock Award	200,000	20	(20)	-	-	-
Stock-based compensation on RSA's vested	-	-	51,000	-	-	51,000
Common stock issued for settlement of liabilities	30,000	3	15,777	-	-	15,780
Common stock issued for services	322,678	32	345,736	-	-	345,768
Net loss				-	(975,579)	(975,579)
Balance at December 31, 2021	15,694,550	$1,570	$3,729,104	$-	$(5,301,917)	$(1,571,243)

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

	2021		2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(975,579)	$(1,045,479)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization		1,178	1,915
Stock issued for services		345,768	165,068
Stock-based compensation on RSA's vested		51,000	-
Gain on extinguishment of debt		(14,220)	(26,492)
Impairment of intangible assets		-	455,000
Changes in operating assets and liabilities:
Accounts receivable		-	7,594
Prepaid expenses		(3,750)	-
Accounts payable		(1,471)	(20,396)
Accrued legal fees		123,940	110,768
Accrued payroll and payroll taxes		184,142	186,307
Accrued liabilities		71,785	53,039
Deferred revenue		(3,000)	3,000
Accrued interest payable		9,975	8,122
Net cash used in operating activities		(210,232)	(101,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible Assets		(250)	-
Net cash used in investing activities		(250)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		127,500	59,501
Proceeds from borrowings on Note Payable		75,030	-
Borrowings of related party debt and short-term advances		24,620	64,652
Repayment of related party debt and short-term advances		(16,794)	(26,006)
Net cash provided by financing activities		210,356	98,147

NET CHANGE IN CASH		(126)	(3,407)
CASH AT BEGINNING OF PERIOD		3,906	7,313
CASH AT END OF PERIOD		$3,780	$3,906

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest		$1,937	$-
Income taxes		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible asset	$		$125,000
Common stock issued for extinguishment of debt		$15,780	$-
Common stock issued for "anti-dilution" protection		$4	$-

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

The Company was incorporated in June 2013 as Somerset Transition Corporation under the Oklahoma General Corporation Act. The Company was formed to complete a reorganization under Section 1088(g) of the Oklahoma Act, whereby the Company became successor to Transnational Financial Network, Inc., which was originally incorporated in California in 1985. In September 2013, the Company was redomesticated in Maryland and changed its name to Somerset Property, Inc. In July 2017, the Company was redomesticated in Nevada and changed its name to Revival, Inc. In June 2019, the Company changed its name to Farmhouse, Inc. to reflect its new business endeavors. FINRA approved the name change and its trading symbol was changed from TLVA to FMHS in August 2019.

In August 2019, the Company acquired Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) as its wholly owned subsidiary (the “Acquisition”). Farmhouse Washington was formed in January 2014 and has developed a social network platform, “The WeedClub® Platform”. At the closing of the Acquisition, all of the issued and outstanding shares of common stock of Farmhouse Washington were exchanged for shares of common stock of the Company on a one-for-one basis. The financial statements of the Company are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company.

Prior to the Acquisition, in August 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. On April 8, 2021, DTLA was awarded a 49% equity interest in a Los Angeles based multi- licensed cannabis retail dispensary, grow, manufacturer and distributor called Los Angeles Farmers, Inc. (“LAFI”). Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our consolidated financial statements as of December 31, 2021. See Note 9.

Current Operations

The Company is a technology company with multiple cannabis related divisions and IP, including the WeedClub® Platform, a professional social network platform to the regulated cannabis industry, which enables cannabis and hemp professionals to connect, discover products and services and scale their businesses. Within the WeedClub® Platform, members utilize an increasing set of technology-based tools for discovering professional connections and information. The Company believes it has established itself as the trusted brand to connect the industry through the WeedClub® Platform and its @420 Twitter handle. The Company offers its WeedClub members group opportunities while advertising and consulting revenues are generated via the curated opportunities.

Going Concern and Management Plans

The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, the Company had a net loss from operations of $970,423, consisting primarily of general and administrative, and legal and professional expenses, and loss on the impairment of intangible assets. In addition, as of December 31, 2021, the Company had stockholders’ deficit of $5,301,917 and available cash on hand of $3,780. In view of these matters, recoverability of any asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2021 and 2020 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash as of December 31, 2021. The Company places its cash with high credit quality financial institutions.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The need for an allowance for uncollectible amounts is evaluated quarterly. No allowance for doubtful accounts was considered necessary as of December 31, 2021 and 2020.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Intangible Assets

Intangible assets are comprised of cryptocurrency and acquired domain names. The useful life of the intangible assets is indefinite. In accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other, the Company reviews the carrying value of its intangible assets whenever circumstances indicate that an intangible asset’s carrying amount may not be recoverable, or if no interim circumstances exist, on the financial statement date. For the year ended December 31, 2020, the Company fully impaired the acquired domain names and recorded an impairment loss of $455,000. As of December 31, 2021, the Company held $250 of cryptocurrency.

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

Revenue Recognition

In accordance with ASC No. 606, Revenue Recognition, the Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. For the years ended December 31, 2021 and 2020, the Company generated five types of revenue, including:

(1)Subscription fees. Subscription fees related to the WeedClub portal are received at the time of purchase. The Company’s performance obligation is to provide services over a fixed subscription period; accordingly, the Company recognizes revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

(3)Event Sales. The Company collects payment up front for event ticket sales and sponsorships and records these payments as unearned revenue. The Company’s performance obligation is met at the time the event takes place; accordingly, the Company recognizes revenue at the time the event takes place.

(4)Referral fees. The Company generates referral fees when a business transaction is consummated between the Company, as referee, and a potential target company. The Company performance obligation is met at the time such business transaction is consummated; accordingly, the Company recognize revenue at that point.

(5)Consulting and Other. The Company generates fees to assist presenting companies with request consulting services in connection with their investment deck and presentation scripts. Such consulting fees are recognized as services are performed.

Revenues generated for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Subscription fees	$893	$-
Affiliate advertising	8,850	2,671
Event Sales	-	2,020
Referral fees	2,500	11,250
Consulting and other	-	750
	$12,243	$16,691

The corresponding costs of revenues associated with affiliate advertising revenues was $8,000 and zero for the years ended December 31, 2021 and 2020, respectively.

Commitment and Contingencies

The Company follows ASC No. 450, Contingencies, paragraph 20 to report accounting for contingencies. Certain conditions may exist as of the date that these consolidated financial statements are issued, which may result in a loss, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. As of December 31, 2021 and 2020, the Company had a convertible note with a principal balance of $45,000 and $45,000, respectively. This note is convertible at a conversion price the note holder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. See Note 6.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all periods presented. If actual taxable income by tax authority varies from estimates, additional allowances or reversals of reserves may be necessary.

Related Parties

The Company follows ASC No. 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. This guidance requires that transactions with related parties that would have influence in decision making be disclosed so that readers of these consolidated financial statements can evaluate their significance.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	December 31,
	2021	2020

Computer equipment	$7,312	$9,604
Less: Accumulated depreciation	(7,218)	(8,332)
	$94	$1,272

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally three years. Depreciation expense was $1,178 and $1,915 for the years ended December 31, 2021 and 2020, respectfully.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible note payable is comprised of a sole promissory note in the amount of $45,000 as of December 31, 2021 and 2020, respectively. Principal and interest was originally due on July 4, 2018 and is currently in default. The convertible note payable bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense on the convertible note payable was $8,099 and $8,122 for the years ended December 31, 2021 and 2020, respectively. Accrued interest on the convertible note payable was $36,194 and $28,095 as of December 31, 2021 and 2020, respectively.

The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in the accompanying consolidated financial statements as of December 31, 2021 and 2020.

NOTE 5 – NOTES PAYABLE

Notes payable is comprised of the following:

	December 31,
	2021	2020

Borrowing under loan agreement, 6% per annum, personally guaranteed.	$50,000	$-
Note payable, 6% per annum, unsecured.	25,030	-
	$75,030	$-

On June 16, 2021, the Company entered into a loan agreement, not to exceed $75,000. with an unaffiliate individual (“Lender”) and borrowed $50,000 as a first advance. This loan bears interest at 6% per annum and was due six months after the first advance. At the Lender’s sole discretion, the maturity date may be extended, but remains in default. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan, the Company’s Chief Executive Officer personally

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

and unconditionally guaranteed the timely repayment of the loan and is liable for any amounts remaining due and owed if unpaid. Interest expense on this loan was $1,635 for the year ended December 31, 2021. Accrued interest on this loan was $1,635 as of December 31, 2021.

On August 27, 2021, the Company borrowed $10,000 from an unrelated individual. On December 15, 2021, the Company borrowed an additional $15,030 from the same individual. These loans bear interest at 6% per annum and are due on April 30, 2022. Interest expense on these loans was $241 for the year ended December 31, 2021. Accrued interest on these loans was $241 as of December 31, 2021.

Subsequent to December 31, 2021, the Company borrowed an additional $7,620 from the same individual. See Note 13.

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties is comprised of the following:

	December 31,
	2021	2020

Cash advances	$158,191	$148,428
Accrued interest payable	-	1,937
	$158,191	$150,365

Due to Related Parties is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the year ended December 31, 2021, Company officers made cash advances of $24,620 and were repaid $14,857. The Company also paid the Company officers the accrued interest of $1,937 during the year ended December 31, 2021. For the year ended December 31, 2020, Company officers made cash advances of $64,652 and were repaid $26,006. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 44.7% of the Company as of December 31, 2021. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 10.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company’s authorized capital consists of 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The board of directors, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of any series of preferred stock as established. As of December 31, 2021 and 2020, the Company had no shares of preferred stock issued or outstanding.

Common stock transactions

A summary of the Company’s common stock transactions for the year ended December 31, 2021 is as follows:

•The Company sold 246,236 shares of common stock for proceeds of $127,500.

•The Company issued 39,844 shares of common stock for anti-dilution protection to five investors who invested at a per share price higher than the Offering Price in the last 12 months.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

•The Company granted a Restricted Stock Award of 200,000 shares of common stock under the Company’s 2021 Omnibus Incentive Plan to a Company officer. See Note 8.

•The Company issued 30,000 shares of common stock in settlement of $30,000 of liabilities and recognized a gain on extinguishment of debt in connection with this settlement, which is recorded as other income for the year ended December 31, 2021.

•The Company issued 322,678 shares of common stock for services rendered. The Company recorded an expense of $345,768 for the year ended December 31, 2021 based on the closing price of the Company’s common stock on the OTCQB market.

As a result of these transactions, the Company has 15,694,550 shares of common stock outstanding as of December 31, 2021.

A summary of the Company’s common stock transactions for the year ended December 31, 2020 is as follows:

•The Company sold 76,667 shares of common stock for cash proceeds of $57,500.

•The Company issued 125,000 shares of common stock for the acquisition of the domain blunt.com. The shares of common stock were valued at $125,000, based on the closing price of the Company’s common stock on the OTCQB market. The intangible asset was fully impaired as of December 31, 2020.

•The Company issued 156,282 shares of common stock for services rendered. The shares of common stock were valued at various prices, based on the closing price of the Company’s common stock on the OTCQB market, and resulted in an expense of $165,068 recorded as general and administrative expense for the year ended December 31, 2020.

As a result of these transactions, the Company has 14,855,792 shares of common stock outstanding as of December 31, 2020.

Subsequent to December 31, 2021, there were additional common stock transactions. See Note 13.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to effect shares that could be issued in connection the conversion of the convertible note. See Note 4. This note is convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of December 31, 2021 and 2020.

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

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Restricted Stock Awards

In August 2021, the Board granted a Restricted Stock Award (“RSA”) of 200,000 shares of common stock under the 2021 OIP to a Company officer. The RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2021. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. The Company recognized stock-based compensation expense of $51,000 on vested RSA shares for the year ended December 31, 2021. Unrecognized stock-based compensation expense on the RSA shares was $153,000 as of December 31, 2021.

NOTE 9 – LITIGATION

In August 2017, the Company’s subsidiary, DTLA. entered into a Strategic Consulting Agreement (the “SCA”) with Absolute Herbal Pain Solutions, Inc., a medical marijuana growing, and retail company based in Los Angeles that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). The SCA provided for DTLA to invest substantial sums of money into LAFI and also to provide management services for LAFI going forward. In exchange, LAFI agreed to provide DTLA with a share in any future profits and a 49% equity stake in LAFI. Following the SCA, in excess of $700,000 was spent by DTLA to stabilize LAFI’s finances and pay critical bills. In addition, DTLA brought in an outside management company with expertise in running grow and retail operations. Subsequent to DTLA providing funding and management resources to LAFI, DTLA and its management team were locked out of the LAFI facility in late October 2017.

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

In February 2021, a four-day arbitration hearing was held at Judicate West. On April 8, 2021, the Arbitrator overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DLTA Judgment”). The DLTA Judgment awarded 49% of LAFI to DTLA as of the change of control in November 2017, along with a share of any profits from November 2017 to the present and going forward, accrued interest on those profits, and costs of bringing the litigation. The DLTA Judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis.

Following the issuance of DTLA Judgment, DTLA filed a motion for reimbursement of costs in the amount of $22,382. No objection was filed by LAFI and on June 1, 2021, the amount was confirmed by the Los Angeles County Superior

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Court as a Judgment. In July 2021, DTLA received reimbursement costs in the amount of $22,382, which is recorded as other income for the year ended December 31, 2021.

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. That request is under submission.

Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our consolidated financial statements as of December 31, 2021.

Subsequent to December 31, 2021, the law firm representing the Company in this matter advanced $25,000 to pay a portion of the ongoing cost of the Monitor on a one-time-basis, to be reimbursed by the Company soon as possible.

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

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	2021	2020

Deferred tax assets:
Net operating loss carryforward	$904,200	$790,900
Accrued payroll	184,000	139,800
Depreciation	98,700	(106,500)
Valuation allowance	(1,186,900)	(824,200)
	$-	$-

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020

Book income (loss)	$(204,900)	$(219,600)
Depreciation	(6,300)	89,600
Meals and entertainment	-	100
Other non-deductible expenses	83,300	50,400
Accrued payroll	35,700	35,700
Valuation allowance	92,200	43,800
	$-	$-

As of December 31, 2021, the Company has federal and state net operating loss carryforwards of approximately $3,478,000 that may be offset against future taxable income beginning in 2021 through 2041. Utilization of the NOL carryforwards might be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than fifty percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of common stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

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

NOTE 11 – RELATED PARTIES

As discussed in Note 7, cash advances are provided to the Company for operating expenses by Company officers, who are owed $158,191 and $150,365 by the Company as of December 31, 2021 and 2020, respectively. Company officers own approximately 44.7% of the Company as of December 31, 2021. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 12.

In February 2021, the Company entered into a CFO Consulting and Advisory Agreement with Lang Financial Services, Inc. (“LFSI”). In addition to monthly service fees, the Company issued LFSI 51,964 shares of common stock valued at $37,259 for the year ended December 31, 2021, based on the closing price of the Company’s common stock on the OTCQB market. In August 2021, the Board granted LFSI an RSA of 200,000 shares of common stock. The RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2021. The Company recognized stock-based compensation expense of $51,000 on vested RSA shares for the year ended December 31, 2021. Unrecognized stock-based compensation expense on the RSA shares was $153,000 as of December 31, 2021.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management’s opinion, upon consultation with legal counsel, there are no contractual obligations or current litigation that will materially affect the Company’s consolidated financial position or results of operations.

Lease Commitment

The Company leased desk space in an incubator in San Francisco, CA at the rate of $700 per desk. This lease was vacated in October 2021. The Company owes the property owner $8,050 as of December 31, 2021, which is included in accrued liabilities on the accompanying balance sheet.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of December 31, 2021 and 2020.

NOTE 13 – SUBSEQUENT EVENTS

There are no subsequent events that are required to be recorded or disclosed in the accompanying consolidated financial statements as of and for the year ended December 31, 2021 other than those listed below and elsewhere in these consolidated financial statements.

Common stock Offering

On February 1, 2022, the Company authorized an offering of up to 294,118 shares of common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D (“Offering”). The Offering terminates on May 1, 2022, and may be extended for 90 days until August 1, 2022 by the board of directors.

Common stock transactions

A summary of the Company’s common stock transactions subsequent to December 31, 2021 is as follows:

•The Company issued 100,500 shares of common stock for services rendered during January to March 2022. The shares of common stock were valued at $69,412, based on the closing prices of the Company’s common stock on the OTCQB market on the dates of issuance.

•The Company sold 69,900 shares of common stock under the Offering (see above) for cash proceeds of $59,415.

As a result of these transactions, the Company has 15,864,950 shares of common stock outstanding as of the issuance date of these financial statements.

Litigation

As discussed in Note 9, the Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. That request is under submission as of the

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

issuance date of these financial statements. On February 3, 2022, the law firm representing the Company in this matter advanced $25,000 to pay a portion of the ongoing cost of the Monitor on a one-time-basis, to be reimbursed by the Company soon as possible. The Company has repaid $7,500 of this advance.

Notes Payable

On March 2, 2022, the Company borrowed $7,620 from an unrelated individual. This loan bears interest at 6% per annum and is due on September 30, 2022. In addition to other borrowings from this individual during the year ended December 31, 2021 (see Note 5), the Company owes this individual $32,650 as of the issuance date of these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer to allow for timely decisions regarding required disclosure.

As of December 31, 2021, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Horowitz, Chief Executive Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. We concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management assessed the internal control over financial reporting using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on the evaluation under the framework in COSO, management concluded that our internal controls over financial reporting was ineffective as of December 31, 2021 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect its internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of December 31, 2021.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we intend to undertake remediation measures to address the material weaknesses described in this Report, including implementing procedures pursuant to which it can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control Over Financial Reporting

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit it to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current executive officers and directors and additional information concerning them are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed

Evan Horowitz	Chief Executive Officer and Director	49	January 28, 2014
Michael Landau	Chief Technical Officer, Secretary, Treasurer and Director	49	January 28, 2014
Scott Bostick	Director	56	August 13, 2020
Lanny R. Lang	Chief Financial Officer	63	February 8, 2021

Our directors are appointed for a one-year term to hold office until the next annual general meeting of its shareholders or until removed from office in accordance with its bylaws. Our officers are appointed by the board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Our board of directors appoints officers annually and each executive officer serves at the discretion of our board of directors.

None of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940.

Director and Officer Biographical Information

Evan Horowitz – Chief Executive Officer and Director

Evan Horowitz, 49, is the Co-Founder and has been the Chief Executive Officer and Director since the Company's inception in January 2014. Mr. Horowitz’s primary responsibilities include the management and execution of our business development, market strategies, social media and brand development. Prior to Farmhouse, he was Co-Founder and Chief Executive Officer of multiple technology businesses primarily in the affiliate networking, advertising and domaining channels. As Co-Inventor on two prior-issued and subsequently monetized technology patents, he has firsthand intellectual property expertise related to branding, marketing, startups, defense and growth. Mr. Horowitz attended The University of California, Berkeley from 1990-1995 and studied Mass Communications.

Michael Landau – Chief Technical Officer, Secretary, Treasurer and Director

Michael Landau, 49, is the Co-Founder, Chief Technical Officer, Secretary, Treasurer and Director since the Company’s inception in January 2014. Mr. Landau is responsible for the online operations and development of our technology platforms. Prior to Farmhouse, he was the Co-Founder and Chief Technical Officer of Essociate Inc., an affiliate marketing, mobile development and domain name marketplace company. He has more than 20-years of experience developing web and mobile applications. Mr. Landau obtained an MS Degree in Computer Science and Economics from The University of California, Berkeley, 1994, and a J.D. from University of California, Hastings College of the Law, 1998. He is a member of the California Bar Association.

Scott Bostick – Director

Scott Bostick, 55, has been a Director of the Company since July 2017. Over his career, Mr. Bostick has held numerous commercial leadership positions throughout the healthcare vertical from healthcare information technology, medical technology, medical device and pharmaceuticals. He is currently managing partner for Bostick Properties, LLC since January 2022. From October 2019 to January 2022, he was the Chief Executive Officer for ReddyPort, a medical technologies company. From 2017 to 2019, he was the Chief Operating Officer for NextGen Healthcare (NXGN), a U.S. healthcare solutions provider. From 2016 to 2017, he was the Chief Commercial Officer at NextGen. Prior to joining NextGen, Mr. Bostick was Senior Vice President, Americas Commercial Operations for CareFusion (CFN), a global MedTech company. From 2009 to 2010, he was the Senior Vice President and General Manager for the Pyxis Medication Dispensing business unit of CareFusion. Mr. Bostick has a BS Degree from the University of Florida, 1987, and completed executive leadership development from Boston University.

Lanny R. Lang – Chief Financial Officer

On February 8, 2021, the board of directors elected Lanny R. Lang, 63, to the position of Chief Financial Officer pursuant to a management contract with Lang Financial Services, Inc. (“LFSI”). Mr. Lang has over 35 years of CFO-related restructuring, financial consulting, reverse merger, capital structuring, financial process and SEC financial reporting experience. He has been the principal of LFSI, a private management and accounting consulting firm, since 1993. From July 2017 to June 2018, he was the CFO of ORhub, Inc. - OTC: ORHB. From 1995 and July 2017, he was the CFO, Secretary and a director of Aztore Capital Corp. and its predecessor, Aztore Holdings, Inc. Pursuant to Advisory Agreement with LFSI, Mr. Lang is also currently the CFO of House of Jane Inc. OTC:HOJI since February 2019. Mr. Lang started his career with Price Waterhouse (now PWC) in Minneapolis, Minnesota and obtained a BA Degree in Accounting from the University of Northern Iowa, 1980.

During 2021, there were no formal meetings of our board of directors.  The directors authorize material action by written consent executed contemporaneously with the action.

We currently do not have a nominating, compensation, or audit committee, or committees performing similar functions, nor is there a written nominating, compensation, or audit committee charter. Currently, the entire board of directors is performing the functions of such committees. In lieu of an Audit Committee, our board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent registered public accounting firm. The board of directors, the Chief Executive Officer, and the Chief Financial Officer review our internal accounting controls, practices, and policies.

Qualifications of Candidates for Election to the Board

Our directors take a critical role in guiding our strategic direction and considering the composition of the board of directors. Since 2014, we have had no turnover on the board of directors (one independent member was added in August 2020). As such, we do not have a separate nominating committee. When board of director candidates are considered, they will be evaluated based upon (i) their ability to qualify as independent directors; (ii) their broad-based business and professional skills and experiences; (iii) their experience serving as management or on the board of directors of companies similar to our; (iv) their concern for the long-term interests of the shareholders; and (v) their financial literacy and personal integrity in judgment. To date, we have not taken specific diversity considerations into account when nominating or considering board of director candidates and we have no policy in this regard. In addition, board of director candidates must have time available to devote to Board activities. Accordingly, our board of directors will seek to attract and retain highly qualified directors who have sufficient time to attend to their duties and responsibilities. See “Process for Identifying and Evaluating Candidates for Election to the Board” below for further discussion of how our board of directors operates in connection with nominations.

Board Leadership Structure and Role in Risk Oversight

Mr. Horowitz has served as Chairman, member of our board of directors, Chief Executive Officer and President since January 2014. The board of directors believes it is important to select its Chairman and President in the manner it considers in our best interests and its stockholders at any given point in time. The board of directors believes that the most effective leadership structure for us is for Mr. Horowitz to serve as both as our Chairman and President because a single position reduces the need to hire and compensate additional personnel. Moreover, the board of directors recognizes that, given Mr. Horowitz’s familiarity with our day-to-day operations and his long-standing experience with us, it is valuable to have him lead board discussions. Our board of directors as a group fulfill the role of reviewing all proposed transactions that involve potential conflicts of interest and proposing matters for consideration or action by management. Our board of directors and management view this level of independent director involvement as adequate given the nature of our business. In particular, due to the limited size of our operations and headcount and the well-defined nature of our business and operating results, that we have not required more formal and extensive interaction, and the board of directors has not considered it necessary to date.

With respect to the board of directors’ role in the risk oversight of the Company, the board of directors has set forth which transactions may require the prior approval of the board of directors (or an independent portion thereof) and which transactions may proceed with management authorization and without any such board of directors’ prior approval.

Process for Identifying and Evaluating Candidates for Election to the Board

We have no separate nominating committee, however, our management reviews the qualifications and backgrounds of the board of directors, as well as the overall composition of the Board, and recommends to the full board of directors the persons to be nominated for election. In the case of incumbent directors, the board of directors reviews such directors’ overall service, including the number of meetings attended, level of participation, quality of performance, and whether the director continues to meet the applicable independence standards. In the case of any new director candidates, the questions of independence and financial expertise are important to determine what roles can be performed by the candidate, and the board of directors determines whether the candidate meets the applicable independence standards and the level of the candidate’s financial expertise. Any new candidates would be interviewed by the management and, if appropriate, then by all members of the board of directors. The full board of directors will approve the final nominations. The Chairman of the board of directors, acting on behalf of the full board of directors, will extend the formal invitation to become a nominee of our board of directors.

Significant Employees

We have no significant employees other than their officers and directors.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. We intend to establish an Audit Committee in the future and identify an individual to serve as an independent director and as the audit committee financial expert.

Involvement in Certain Legal Proceedings

None of our executive officers and directors have been involved in or a party to any of the following events or actions during the past ten years:

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

Potential Conflicts of Interest

We are not aware of any conflicts of interest with any of its directors and officers.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have a board of directors comprised of a majority of “Independent Directors.” Currently, our board of directors has one independent director, Scott Bostick, within the definition of independence provided by the OTC Markets Group Inc.

Code of Ethics

We have not adopted a formal Code of Ethics but we intend to adopt a formal Code of Ethics in the future.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide the Company with copies of those filings. Based solely on the review of the copies of such forms received by the Company, or written representations from certain reporting persons, during the year ended December 31, 2021, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Family Relationships

There are no family relationships among our officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by the Company in the past two years ending December 31, 2021 for our principal executive officer or other individual serving in a similar capacity, and the two most highly compensated executive officers, other than the principal executive officer, who were serving as corporate officers as of December 31, 2021. For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Evan Horowitz, CEO	12/31/21	$85,000	$0	$0	$0	$0	$0	$0	$85,000
	12/31/20	$85,000	$0	$0	$0	$0	$0	$0	$85,000
Michael Landau, CTO	12/31/21	$85,000	$0	$0	$0	$0	$0	$0	$85,000
	12/31/20	$85,000	$0	$0	$0	$0	$0	$0	$85,000
Kevin Asher, CFO (1)	12/31/21	$0	$0	$0	$0	$0	$0	$0	$0
	12/31/20	$0	$0	$0	$0	$0	$0	$65,500	$65,500
Lanny R. Lang, CFO (2)	12/31/21	-	-	-	-	-	-	$151,264	$151,264
	12/31/20	$0	$0	$0	$0	$0	$0	$0	$0

(1)Mr. Asher served as our CFO (contracted) and was paid on a contract basis and was not a W-2 employee. Mr. Asher resigned on January 1, 2021. Amount shown for the year ended December 31, 2020 includes 10,000 shares of common stock, issued to Mr. Asher for services rendered, valued at $14,000 based on the closing price of our common stock on the OTCQB market.

(2)Mr. Lang is our CFO (contracted through Lang Financial Services, Inc.) since February 2021 and is paid on a contract basis and is not a W-2 employee. Amount shown for the year ended December 31, 2021 includes (a) monthly services fees of $63,000, accrued and unpaid; (b) 51,694 shares of common stock valued at $37,264 based on the closing price of the Company’s common stock on the OTCQB market; and (c) stock-based compensation expense of $51,000 on vested RSA shares.

Outstanding Equity Awards at Year End

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2021:

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

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to its directors or executive officers at, following, or in connection with the resignation, retirement or other termination of the directors or executive officers, or a change in control or a change in the directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

The following table sets forth for each director, certain information concerning their compensation for the year ended December 31, 2021.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualifited Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Evan Horowitz	-	-	-	-	-	-	-
Michael Landau	-	-	-	-	-	-	-
Scott Bostick	-	-	-	-	-	-	-

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control or a change in a named executive officer’s responsibility following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth, as of April 22, 2022 certain information concerning the beneficial ownership of the Company’s capital stock by:

•each stockholder known by the Company to own beneficially 5% or more of any class of its outstanding stock;

•each director;

•each named executive officer;

•all of the Company’s executive officers and directors as a group; and \

•each person, or group of affiliated persons, who is known by the Company to beneficially own more than 5% of any class of its outstanding stock.

As of December 31, 2021, the Company had authorized 295,000,000 shares of common stock, par value $0.0001, of which there were 15,694,550 shares of common stock outstanding. As of April 22, 2022, the authorized stock remained the same and there were 15,864,950 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the Company’s common stock. Shares of the Company’s common stock subject to options that are currently exercisable or exercisable within 60 days of April 22, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the Company believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of its common stock beneficially owned by them, subject to community property laws, where applicable.

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Evan Horowitz, CEO and Director	548 Market St., PMB 90355 San Francisco, CA 94104	3,539,272	22.31%

Michael Landau, CTO and Director	548 Market St., PMB 90355 San Francisco, CA 94104	3,539,272	22.31%

Lanny R. Lang, CFO (3)	120 E. Rio Salado Pkwy, #303 Tempe, AZ 85281	101,964	0.65%

Scott Bostick, Director	548 Market St., PMB 90355 San Francisco, CA 94104	226,069	1.42%

Executive Officers and Directors as a Group (4 Person)		7,406,557	46.69%

(1)Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants or notes currently exercisable or convertible or exercisable within 60 days of December 31, 2021 are deemed outstanding for the purpose of computing the percentage of the person holding such option, warrant or note but are not deemed outstanding for computing the percentage of any other person.

(2)Percentages are based upon 15,864,950 shares of common stock issued and outstanding as of April 22, 2022, the date of this report.

(3)Shares and percentages include (a) 51,694 shares owned by Lang Financial Services, Inc. and (b) 50,000 vested shares of common stock issued pursuant to a restricted stock award under the Company’s Equity Incentive Plan and Restricted Stock Award Agreement. Excludes 150,000 shares of common stock which are subject to future vesting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As set out below, as of December 31, 2021, there have been no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the total assets at year-end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest: any director or executive officer of the Company; any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; any promoters and control persons; and any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Cash advances provided by our officers for operating expenses and direct payment of Company expenses. For the year ended December 31, 2021, Company officers made cash advances of $24,620 and were repaid $14,857. We also paid our officers accrued interest of $1,937 during the year ended December 31, 2021. For the year ended December 31, 2020, Company officers made cash advances of $64,652 and were repaid $26,006. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 44.7% of our Common Stock as of December 31, 2021. We have agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity.

In February 2021, we entered into a CFO Consulting and Advisory Agreement with Lang Financial Services, Inc. (“LFSI”). In addition to monthly service fees, we issued LFSI 30,000 shares of Common Stock valued at $15,300, based on the closing price of our common stock on the OTCQB market. In August 2021, the board of directors granted LFSI an RSA of 200,000 shares of common stock. The RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2021. We recognized stock-based compensation expense of $51,000 on vested RSA shares for the year ended December 31, 2021. Unrecognized stock-based compensation expense on the RSA shares was $153,000 as of December 31, 2021.

Review, Approval, and Ratification of Transactions with Related Persons

We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if the Company contemplates entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are presented to the board of directors (other than any interested director, if possible) for approval and documented in the corporate minutes.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have a board of directors comprised of a majority of “Independent Directors.” Currently, the board of directors has one independent director, Scott Bostick, within the definition of independence provided in the Marketplace Rules of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Accounting Fees

Below is the aggregate amount of fees billed for professional services rendered by Mac Accounting Group, LLP, independent registered public accounting firm, with respect to the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020

Audit fees	$$27,500	$17,175
Audit-related fees	-	5,000
Tax fees	-	-
All other fees	-	-
Total fees	$27,500	$22,175

Pre-Approval Policies and Procedures

Currently, we do not have a separately designed Audit Committee. Instead, the entire board of directors performs those functions. Accordingly, the board of directors was responsible for pre-approving all services provided by MAC Accounting Group, LLP. The above fees were reviewed and approved by the board of directors.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

1. The Company’s financial statements are listed in the index under Item 8 of this document; and

2.All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Certificate of Incorporation, as filed with Form S-1/A Amendment no. 6 on October 9, 2021.

3.2	Amended Articles of Incorporation, as filed with Form S-1/A Amendment no. 6 on October 9, 2021.

3.6	Bylaws, as filed with Form S-1/A Amendment no. 6 on October 9, 2021.

21.1	List of Subsidiaries, as filed with Form S-1/A Amendment no. 6 on October 9, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith.

ITEM 16. FORM 10–K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on April 22, 2022.

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