Form 10-Q
period 2022-03-31
FARMHOUSE, INC. /NV
filed 2022-05-19
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

———————

FARMHOUSE, INC.

(Exact name of registrant as specified in its charter)

———————

NEVADA, NV	333-238326	46-3321759
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

548 Market Street, Suite 90355, San Francisco, CA  94104

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

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of May 19, 2022 is 15,898,450.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations and the effects that the COVID-19 outbreak, or similar pandemics, could have on our business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our interim condensed consolidated financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” the “Registrant,” the “Company,” and “Farmhouse” are synonymous with Farmhouse, Inc., unless otherwise indicated. WeedClub®, Friends in High Places®, WeedClub Select® and @420® are registered Trademarks of the Company were used throughout this Report.

FARMHOUSE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

I NDEX

PART I – FINANCIAL INFORMATION3

Item 1.Interim condensed consolidated financial statements3

Item 2.Management’s Discussion and Analysis of Financial Condition

and Results of Operations19

Item 3.Quantitative and Qualitative Disclosures about Market Risk28

Item 4.Controls and Procedures29

PART II – OTHER INFORMATION30

Item 1.Legal Proceedings30

Item 1A.Risk Factors31

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds31

Item 3.Defaults Upon Senior Securities32

Item 4.Mine Safety Disclosures32

Item 5.Other Information32

Item 6.Exhibits33

SIGNATURE34

CERTIFICATIONS35

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$829	$3,780
Prepaid expenses	7,620	3,750
Total current assets	8,449	7,530

Property and equipment, net	-	94
Intangible assets	250	250
Total assets	$8,699	$7,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,045	$9,500
Accrued legal fees	419,547	391,067
Accrued payroll and payroll taxes	807,499	761,463
Accrued liabilities	121,050	100,796
Accrued interest payable	41,176	38,070
Convertible notes payable	45,000	45,000
Notes payable	82,650	75,030
Due to related parties	158,175	158,191
Total current liabilities	1,684,142	1,579,117

Stockholders’ deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 295,000,000 shares authorized, 15,836,350 and 15,694,550 shares issued and outstanding, respectively	1,584	1,570
Additional paid-in capital	3,859,107	3,729,104
Accumulated deficit	(5,536,134)	(5,301,917)
Total stockholders’ deficit	(1,675,443)	(1,571,243)
Total liabilities and stockholders’ deficit	$8,699	$7,874

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31,
(unaudited)

	2022	2021

REVENUES
Revenues	$-	$11,350
Costs of revenues	-	(8,000)
Gross margin	-	3,350

OPERATING EXPENSES
General and administrative	92,586	65,347
Professional fees	125,729	67,125
Depreciation and amortization	94	295
Total operating expenses	218,409	132,767

LOSS FROM OPERATIONS	(218,409)	(129,417)

OTHER INCOME (EXPENSE):
Interest expense	(15,808)	(7,908)
Total other income (expense)	(15,808)	(7,908)

NET LOSS	$(234,217)	$(137,325)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,753,092	14,872,792

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2022
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2021	15,694,550	$1,570	$3,729,104	$(5,301,917)	$(1,571,243)

Common stock sold	41,300	4	35,101	-	35,105
Common stock issued for services	100,500	10	69,402	-	69,412
Stock-based compensation on RSA's vested	-	-	25,500	-	25,500
Net loss	-	-	-	(234,217)	(234,217)
Balance at March 31, 2022	15,836,350	$1,584	$3,859,107	$(5,536,134)	$(1,675,443)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(unaudited)
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(234,217)	(137,325)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	94	295
Stock issued for services	69,412	29,868
Stock-based compensation on RSA's vested	25,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,870)	-
Accounts payable	(455)	19,634
Accounts payable - related party	-	14,198
Accrued legal fees	28,480	7,474
Accrued payroll and payroll taxes	46,036	46,034
Accrued liabilities	20,254	12,609
Deferred revenue	-	(3,000)
Accrued interest payable	3,106	1,998
Net cash used in operating activities	(45,660)	(8,215)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	35,105	6,000
Borrowings on note payable	7,620	-
Proceeds from issuance of related party debt and short-term advances	-	1,750
Repayment of related party debt and short-term advances	(16)	(3,441)
Net cash provided by financing activities	42,709	4,309

NET CHANGE IN CASH	(2,951)	(3,906)
CASH AT BEGINNING OF PERIOD	3,780	3,906
CASH AT END OF PERIOD	829	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

Prior to the Acquisition, in August 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. On April 8, 2021, DTLA was awarded a 49% equity interest in a Los Angeles based multi- licensed cannabis retail dispensary, grow, manufacturer and distributor called Los Angeles Farmers, Inc. (“LAFI”). Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our unaudited interim condensed consolidated financial statements as of March 31, 2022. See Note 9.

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

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2022, the Company had a net loss from operations of $218,409, consisting primarily of general and

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

administrative and legal and professional expenses. In addition, as of March 31, 2022, the Company had stockholders’ deficit of $5,536,134 and available cash on hand of $829. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 1, 2022, the board of directors (“Board”) authorized an offering of up to 294,118 shares of restricted common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the three months ended March 31, 2022, the Company sold 41,300 shares of common stock under this offering for proceeds of $35,105. See Note 7.

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

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2022 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements contained in this Report have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 22, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

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

March 31, 2022

(Unaudited)

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

Revenues generated for the three months ended March 31, 2022 and 2021 were as follows:

	March 31,
	2022	2021

Subscription fees	$-	$-
Affiliate advertising	-	8,850
Event Sales	-	-
Referral fees	-	2,500
Consulting and other	-	-
	$-	$11,350

The corresponding costs of revenues associated with affiliate advertising revenues was $8,000 for the three months ended March 31, 2021.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. As of March 31, 2022 and December 31, 2021, the Company had one convertible note with a principal value of $45,000. This note is convertible at a conversion price the note holder and the Company agree and therefore the number of shares it is convertible into is not determinable.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)

Computer equipment	$7,312	$7,312
Less: Accumulated depreciation	(7,312)	(7,218)
	$-	$94

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally three years. Depreciation expense was $94 and $295 for the three months ended March 31, 2022 and 2021, respectfully.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible note payable is comprised of a sole promissory note in the amount of $45,000 as of March 31, 2022 and December 31, 2021, respectively. Principal and interest was originally due on July 4, 2018 and is currently in default. The loan bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense related to the convertible note payable was $1,998 for each of the three months ended March 31, 2022 and 2021. Accrued interest on the convertible note payable was $38,192 and $36,194 as of March 31, 2022 and December 31, 2021, respectively.

The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in these unaudited interim condensed consolidated financial statements as of March 31, 2022 and December 31, 2021.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 5 – NOTES PAYABLE

Notes payable is comprised of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)

Borrowing under loan agreement, 6% per annum, personally guaranteed.	$50,000	$50,000
Note payable, 6% per annum, unsecured.	32,650	25,030
	$82,650	$75,030

On June 16, 2021, the Company entered into a loan agreement, not to exceed $75,000 with an unaffiliate individual (“Lender”) and borrowed $50,000 as a first advance. This loan bears interest at 6% per annum, and is due nine months after the first advance, or such earlier date that the Lender may demand payment, which may not be earlier than 60 days after the first advance (“Maturity Date”). At Lender’s sole discretion, the Maturity Date may be extended. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan agreement, the Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan and is liable for any amounts remaining due and owed following the Maturity Date. Interest expense related to this borrowing was $740 for the three months ended March 31, 2022. Accrued interest on this borrowing was $2,375 as of March 31, 2022.

On August 27, 2021, the Company borrowed $10,000 from an unrelated individual. On December 15, 2021, the Company borrowed an additional $15,030 from the same individual. These loans bear interest at 6% per annum and are due on April 30, 2022. As of the date of this filing, these loans were in default. On March 2, 2022, the Company borrowed an additional $7,620 from the same individual. This loan bears interest at 6% per annum and is due on September 30, 2022. Interest expense related to these borrowings was $371 for the three months ended March 31, 2022. Accrued interest on these borrowings was $609 as of March 31, 2022.

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totaled $158,175 and $158,191 as of March 31, 2022 and December 31, 2021, respectively. These amounts are comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the three months ended March 31, 2022, Company officers were repaid $16. For the prior three months ended March 31, 2021, Company officers made cash advances of $1,750, personally paid Company expenses of $14,198 and were repaid $3,441. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 44.5% of the Company as of the date of this report. The Company has agreed to indemnify Company officers for certain

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

events or occurrences arising as a result of the officer or director serving in such capacity. See Note 10.

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

Common Stock Offering

On February 1, 2022, the Board authorized an offering of up to 294,118 shares of restricted common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the three months ended March 31, 2022, the Company sold 41,300 shares of common stock under this offering for proceeds of $35,105. This offering terminated on May 1, 2022.

Common stock transactions

A summary of the Company’s common stock transactions for the three months ended March 31, 2022 is as follows:

•The Company sold 41,300 shares of common stock for cash proceeds of $35,105.

•The Company issued 100,500 shares of common stock for services rendered. The Company recorded an expense of $69,412 for the three months ended March 31, 2021 based on the closing price of the Company’s common stock on the OTCQB market.

As a result of these transactions, the Company has 15,836,350 shares of common stock outstanding as of March 31, 2022.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Subsequent to March 31, 2022, there were additional common stock transactions. See Note 10.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to effect shares that could be issued in connection the conversion of the convertible note payable. See Note 4. This note is convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of March 31, 2022 and December 31, 2021.

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

Restricted Stock Awards

In August 2021, the Board granted a Restricted Stock Award (“RSA”) of 200,000 shares of common stock under the 2021 OIP to a Company officer. The RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2021. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. The Company recognized stock-based compensation expense of $25,500 on vested RSA shares for the three months ended March 31, 2022. Unrecognized stock-based compensation expense on the RSA shares was $127,500 as of March 31, 2022.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. That request is under submission. Accordingly, the impact of the DLTA Judgment has not been reflected in the accompanying consolidated financial statements as of March 31, 2022.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

On February 3, 2022, the law firm representing the Company in this matter advanced $25,000 to pay a portion of the ongoing cost of the Monitor on a one-time-basis, to be reimbursed by the Company soon as possible. The Company has repaid $7,500 of this advance.

NOTE 10 – RELATED PARTIES

As discussed in Note 6, cash advances are provided to the Company for operating expenses by Company officers, who were owed $158,175 and $158,191 by the Company as of March 31, 2022 and December 31, 2021, respectively. Company officers own approximately 44.5% of the Company as of March 31, 2022. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 11.

In February 2021, the Company entered into a CFO Consulting and Advisory Agreement with Lang Financial Services, Inc. (“LFSI”). In August 2021, the Board granted LFSI an RSA of 200,000 shares of common stock. The RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2021. The Company recognized stock-based compensation expense of $25,500 on vested RSA shares for the three months ended March 31, 2022. Unrecognized stock-based compensation expense on the RSA shares was $127,500 as of March 31, 2022.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management’s opinion, upon consultation with legal counsel, there are no contractual obligations or current litigation that will materially affect the Company’s unaudited interim condensed consolidated financial position or results of operations.

Lease Commitment

The Company leased desk space in an incubator in San Francisco, CA at the rate of $700 per desk. This lease was vacated in October 2021. The Company owes the property owner $8,050 as of March 31, 2022, which is included in accrued liabilities on the accompanying balance sheet.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of March 31, 2022 and December 31, 2021.

NOTE 12 – SUBSEQUENT EVENTS

As of the date of these unaudited interim condensed consolidated financial statements, there are no subsequent events that are required to be recorded or disclosed in the accompanying unaudited interim condensed consolidated financial statements other than those listed below and elsewhere in these

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

unaudited interim condensed consolidated financial statements.

Common stock transactions

A summary of the Company’s common stock transactions subsequent to March 31, 2022 is as follows:

•The Company sold 28,600 shares of common stock for cash proceeds of $24,310.

•The Company issued 33,500 shares of common stock for services rendered.

As a result of these transactions, the Company has 15,898,450 shares of common stock outstanding as of the date of this Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our interim condensed consolidated financial statements and related notes contained elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2022. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations and the effects that the COVID-19 outbreak, or similar pandemics, could have on our business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our interim condensed consolidated financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.

These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of these interim condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our interim condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our interim condensed consolidated financial statements and notes thereto appearing elsewhere in this Report.

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

Recent Business Developments

In July 2021, we successfully enforced DTLA’s contract rights in an operating retail cannabis business in Los Angeles. After four years of litigation, a Final Judgment was filed into the record in the Superior Court of California in the County of Los Angeles for case number BC681251 (the “DTLA Judgment”). See “Farmhouse Divisions” below.

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

As discussed above, the DTLA Judgment awarded 49% of this dispensary to DTLA. In addition to equity ownership, the DTLA Judgment awarded DTLA a share of any profits of this dispensary from November 2017 to the present and going forward along with accrued interest on those profits and the costs of bringing litigation. The DLTA Judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis. Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. That request is under submission.

Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our interim condensed consolidated financial statements as of March 31, 2022. See further discussion under Part II, Item 1. Legal Proceedings in this report.

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

The NFT division is the first step that allows us to leverage our existing foundation to solve the problems of our industry through web3 solutions. As we build this new crypto native, cannabis enthusiast community, we will drive brand awareness and access an entirely new demographic of members of our ecosystem. Not only will this provide new opportunities for cannabis brands to engage with us, it will also expand our reach to younger demographics that care about engaging in a more instantaneous and genuine way.

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

For the three months ended March 31, 2022 and 2021, we generated revenues of zero and $11,350, respectively, and we reported net losses of $234,217 and $137,325, respectively. We had negative cash flow from operating activities of $45,660 and $8,215, respectively. As of March 31, 2022, we had an accumulated deficit of $5,536,134 and a stockholders’ deficit of $1,675,443.

Our auditors have raised substantial doubt regarding our ability to continue as a going concern because of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. We anticipate that we will continue to report losses and negative cash flow. To date, we have financed our activities principally from the sale of common stock and loans from Company officers. We intend on financing our future working capital needs from these sources until such time that funds provided by our operations are sufficient to fund our working capital requirements. We believe that the loans from Company officers and funds raised from the sale of our common stock will allow us sufficient capital for operations and to continue as a going concern.

On February 1, 2022, the board of directors (“Board”) authorized an offering of up to 294,118 shares of common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. Through May 19, 2022, the date of this report, we sold 69,900 shares of common stock under this offering for proceeds of $59,415. This offering terminated on May 1, 2022.

Results of Operations

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

(6)Subscription fees. Subscription fees related to the WeedClub portal are received at the time of purchase. Our performance obligation is to provide services over a fixed subscription period; accordingly, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date.

(7)Affiliate advertising. Affiliate advertising revenues result from advertising campaigns and are generally multi-month arrangements. Our performance obligation is met when we run the agreed upon advertisements on its platform, accordingly, we recognize revenue ratably over the campaign period and deferred revenue is recorded for the portion of the campaign period subsequent to each reporting date.

(8)Event Sales. We collect payment up front for event ticket sales and sponsorships and records these payments as unearned revenue. Our performance obligation is met at the time the event takes place; accordingly, we recognize revenue at the time the event takes place.

(9)Referral fees. We generate referral fees when a business transaction is consummated between the Company, as referee, and a potential target company. Our performance obligation is met at the time such business transaction is consummated,; accordingly, we recognize revenue at that point.

(10)Consulting and Other. We generate fees to assist presenting companies with request consulting services in connection with their investment deck and presentation scripts. Such consulting fees are recognized as services are performed.

We expect to generate revenue from the of non-fungible tokens (NFTs) on marketplaces such as OpenSea and will recognize revenue at the time the event takes place.

Three Months Ended March 31, 2022, compared to the three Months Ended March 31, 2021

For the three months ended March 31, 2022 and 2021, we generated revenues of zero and $11,350 as follows:

	Three months ended March 31,
	2022	2021

Subscription fees	$-	$-
Affiliate advertising	-	8,850
Event Sales	-	-
Referral fees	-	2,500
Consulting and other	-	-
	$-	$11,350

Affiliate advertising. Affiliate advertising, through our advertising deal with Twitter, generated $8,850 of revenues for the prior three months ended March 31, 2021. We have an advertising deal with Twitter which provides us a revenue stream and growth opportunity due to our ability to post approved hemp social media ads. The corresponding costs of revenues associated with affiliate advertising revenues was $8,000 for the prior three months ended March 31, 2021.

Referral fees. We generate referral fees when a business transaction is consummated between us and the potential target company. Such business transactions generally arise from the connections with company presenters during @420 events of which none were held during the three months ended March 31, 2022. Accordingly, our revenues from referral fees declined from $2,500 to zero for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, general and administrative expenses were $92,586 and $65,347, respectively, an overall increase of approximately $27,200. Contributing factors to this increase were:

•Outside consulting fees increased by approximately $17,600, all of which was in stock-based fees in the current three-month period.

•Labor-related expenses increased by approximately $4,500. Labor-related expenses included recognizing approximately $15,540 in stock-based fees in the current three-month period compared to approximately $11,000 in stock-based fees in the prior three months ended March 31, 2021.

•Public company related costs, including OTC filing fees, press releases and transfer agent costs increased by approximately $2,400, and

•Overall other general and administrative expenses increased by approximately $2,700.

For the three months ended March 31, 2022 and 2021, professional fees were $125,729 and $67,125, respectively, an increase of approximately $58,600. Our professional fees for the three months ended March 31, 2022 and 2021 were comprised of the following:

	Three months ended March 31,
	2022	2021

Legal	$26,531	$27,664
Accounting and audit	61,938	35,929
Other professional fees	37,260	3,532
	$125,729	$67,125

Legal. Legal expenses decreased by approximately $1,100 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Contributing factors to this net decrease were:

•Legal fees to our corporate and securities counsel firms decreased by approximately $1,500.

•Legal fees to our patent and trademark counsel increased by approximately $3,200.

•Fees incurred by Judicate West, Planet Depot and court reporting related to our litigation against LAFI decreased by approximately $26,100.

•Our portion of the fees incurred by the Monitor to advance our litigation against LAFI were approximately $23,300 for the three months ended March 31, 2022. In April 2021, the Arbitrator overseeing the arbitration hearing issued a judgment in our favor and against LAFI. This judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest we are entitled to be awarded. The costs of the Monitor are borne equally between the Company and LAFI. Between July and December 2021, the Monitor undertook a detailed forensic examination of LAFI. The Monitor’s report was completed in January 2022. Reference is made to Note 9, Litigation, to these interim condensed consolidated financial statements included under Item 8 in this Report for further information on the litigation.

Accounting and audit. Accounting and audit expenses increased by approximately $26,000 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm decreased by approximately $3,000 related to our annual fiscal year audit.

•Accounting fees for our contracted CFO services increased by approximately $28,200, which included $25,500 in stock-based fees in the three months ended March 31, 2022 compared to $15,300 of stock-based fees recognized in the three months ended March 31, 2021.

•Accounting fees to our outside bookkeeping services increased by approximately $800.

Other professional fees. Other professional fees increased by approximately $33,700 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 due to an increase in fees to our contracted software engineers and developers of our software technology platforms. All professional fees incurred for both the three months ended March 31, 2022 and 2021 were comprised of stock-based fees.

Interest expense increased by approximately $7,900 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Approximately $6,800 of the increase in interest expense was due to interest accrued on our unpaid liability to our predecessor law firm in the aforementioned litigation. This law firm resigned in April 2021 when we engaged a new “contingency-based” law firm and started accruing interest expense on their unpaid amount. The additional increase in interest expense of approximately $1,100 pertains to our two loan obligations during the three months ended March 31, 2022.

Overall, for the three months ended March 31, 2022, we reported a net loss of $234,217 compared to a net loss of $137,325 for the three months ended March 31, 2021. Without considering stock-based fees for services rendered by consultants and professionals for the three months ended March 31, 2022 and 2021, respectively (as discussed above), our net loss increased by approximately $31,800 from the prior year comparable period, as shown in the following table:

	Three months ended March 31,
	2022	2021

Net loss as reported	$234,217	$137,325
Less: Stock-based fees	(94,912)	(29,868)
	$139,305	$107,457

Cash Flows

The following table summarizes the sources and uses of cash for the three months ended March 31, 2022 and 2021, respectively:

	Three months ended March 31,
	2022	2021

Net cash used in operating activities	$(45,660)	$(8,215)
Net cash used in investing activities	-	-
Net cash provided by financing activities	42,709	4,309
Net decrease in cash and cash equivalents	$(2,951)	$(3,906)

Three months Ended March 31, 2022

Operating activities used $45,660 of cash, primarily resulting from our net loss for the three months ended March 31, 2022 of $234,217, offset by non-cash stock-based compensation expense recorded for services rendered of $69,412, non-cash stock-based compensation expense recorded for vested restricted stock awards of $25,500, and increases in liabilities across most categories: accrued legal fees, accrued payroll and other accrued liabilities. Accounts payable decreased slightly. Financing activities provided $42,709 of cash for the three months ended March 31, 2022, consisting of $35,105 in proceeds from the sale of common stock, $7,620 of borrowings from an unrelated lender, offset by repayments of $16 in short-term advances from officers.

Three months Ended March 31, 2021

Operating activities used $8,215 of cash, primarily resulting from a net loss of $137,325, offset by non-cash stock-based compensation expense recorded for services rendered of $29,868, and increases in liabilities across all categories: accounts payable, accrued legal fees, accrued payroll and other accrued liabilities. There was no use of cash for investing activities for the three months ended March 31, 2021. Financing activities provided $4,309 of cash, consisting of $6,000 in proceeds from the sale of common stock, offset by net repayments of $1,691 in short-term advances from officers.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $829 and $3,780 as of March 31, 2022 and 2021, respectively.

Critical Accounting Policies and Estimates

The preparation of our interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 22, 2022. There have been no material changes in these critical accounting policies.

Recently Adopted Accounting Pronouncements

Reference is made to Note 2, Summary of Significant Accounting Policies, to the interim condensed consolidated financial statements included under Item 1 in this Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to March 31, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our interim condensed consolidated financial statements as of March 31, 2022.

ITEM 1A.  RISK FACTORS

The Company qualifies as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Offerings

In April 2021, the board of directors authorized an offering of up to 1,000,000 shares of restricted common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Offering”). The Offering will be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. The Offering terminates on June 30, 2022, unless extended by the board of directors.  In addition, the board of directors approved a one-time, limited “anti-dilution protection” to certain investors who, in the last 12 months, have invested at a per share price higher than the Offering Price, provided such investors make a new minimum investment under the Offering.

On February 1, 2022, the board of directors (“Board”) authorized an offering of up to 294,118 shares of common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. Through May 19, 2022, the date of this report, we sold 69,900 shares of common stock under this offering for proceeds of $59,415. This offering terminated on May 1, 2022.

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

Common Stock Issuances

A summary of the Company’s common stock transactions for the three months ended March 31, 2022 is as follows:

•The Company sold 41,300 shares of common stock for cash proceeds of $35,105.

•The Company issued 100,500 shares of common stock for services rendered. The Company recorded an expense of $69,412 for the three months ended March 31, 2022 based on the closing price of the Company’s common stock on the OTCQB market.

As a result of these transactions, the Company has 15,836,350 shares of common stock outstanding as of March 31, 2022.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on May 19, 2022.

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