Form 10-Q
period 2022-06-30
FARMHOUSE, INC. /NV
filed 2022-08-29
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

———————

FARMHOUSE, INC.

(Exact name of registrant as specified in its charter)

———————

NEVADA (NV)	333-238326	46-3321759
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

548 Market Street, Suite 90355, San Francisco, CA  94104

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

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of August 29, 2022 is 16,979,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2022 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

June 30, 2022

I NDEX

PART I – FINANCIAL INFORMATION3

Item 1.Interim condensed consolidated financial statements3

Item 2.Management’s Discussion and Analysis of Financial Condition

and Results of Operations21

Item 3.Quantitative and Qualitative Disclosures about Market Risk33

Item 4.Controls and Procedures33

PART II – OTHER INFORMATION34

Item 1.Legal Proceedings34

Item 1A.Risk Factors35

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds35

Item 3.Defaults Upon Senior Securities37

Item 4.Mine Safety Disclosures37

Item 5.Other Information37

Item 6.Exhibits37

SIGNATURE38

CERTIFICATIONS39

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$3,780
Prepaid expenses	3,810	3,750
Total current assets	3,810	7,530

Property and equipment, net	-	94
Intangible assets	250	250
Total assets	$4,060	$7,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including bank overdraft of $158	$19,794	$9,500
Accrued legal fees	427,322	391,067
Accrued payroll and payroll taxes	853,536	761,463
Accrued liabilities	137,050	100,796
Accrued interest payable	44,470	38,070
Convertible notes payable	45,000	45,000
Notes payable	82,650	75,030
Due to related parties	155,780	158,191
Total current liabilities	1,765,602	1,579,117

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 15,957,950 and 15,694,550 shares issued and outstanding, respectively	1,596	1,570
Additional paid-in capital	4,029,075	3,729,104
Accumulated deficit	(5,792,213)	(5,301,917)
Total stockholders’ deficit	(1,761,542)	(1,571,243)
Total liabilities and stockholders’ deficit	$4,060	$7,874

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

REVENUES
Net revenues	$2,649	$546	$2,649	$11,896
Total revenues	2,649	546	2,649	11,896

OPERATING EXPENSES
General and administrative	121,328	120,623	213,914	193,971
Professional fees	128,064	124,310	253,793	191,436
Depreciation and amortization	-	295	94	589
Total operating expenses	249,392	245,228	467,801	385,996

LOSS FROM OPERATIONS	(246,743)	(244,682)	(465,152)	(374,100)

OTHER INCOME (EXPENSE):
Interest expense	(9,336)	(11,485)	(25,144)	(19,392)
Total other income (expense)	(9,336)	(11,485)	(25,144)	(19,392)

NET LOSS	$(256,079)	$(256,167)	$(490,296)	$(393,492)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,892,784	14,998,382	15,905,636	14,938,674

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2022
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2021	15,694,550	$1,570	$3,729,104	$(5,301,917)	$(1,571,243)

Common stock sold	41,300	4	35,101	-	35,105
Common stock issued for services	100,500	10	69,402	-	69,412
Stock-based compensation on RSA's vested	-	-	25,500	-	25,500
Net loss	-	-	-	(234,217)	(234,217)
Balance at March 31, 2022	15,836,350	1,584	3,859,107	(5,536,134)	(1,675,443)

Common stock sold	28,600	3	24,307	-	24,310
Common stock issued for services	93,000	9	120,161	-	120,170
Stock-based compensation on RSA's vested			25,500	-	25,500
Net loss	-	-	-	(256,079)	(256,079)
Balance at June 30, 2022	15,957,950	$1,596	$4,029,075	$(5,792,213)	$(1,761,542)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(unaudited)
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(490,296)	$(393,492)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	94	589
Stock issued for services	189,582	150,581
Stock-based compensation on RSA's vested	51,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(60)	(2,332)
Accounts payable	10,294	7,496
Accrued legal fees	36,255	20,940
Accrued payroll and payroll taxes	92,073	92,070
Accrued liabilities	36,254	19,228
Deferred revenue	-	(3,000)
Accrued interest payable	6,400	4,139
Net cash used in operating activities	(68,404)	(103,781)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	59,415	31,000
Proceeds from borrowings on Note Payable	7,620	50,000
Borrowings of related party debt and short-term advances	-	29,436
Repayment of related party debt and short-term advances	(2,411)	(5,023)
Net cash provided by financing activities	64,624	105,413

NET CHANGE IN CASH	(3,780)	1,632
CASH AT BEGINNING OF PERIOD	3,780	3,906
CASH AT END OF PERIOD	$-	$5,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible asset	$-	$-
Disposal of property and equipment	$-	$2,292
Common stock issued for anti-dilution protection	$-	$4

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Prior to the Acquisition, in August 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. On April 8, 2021, DTLA was awarded a 49% equity interest in a Los Angeles based multi-licensed cannabis retail dispensary, grow, manufacturer and distributor called Los Angeles Farmers, Inc. (“LAFI”). Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our unaudited interim condensed consolidated financial statements as of June 30, 2022. See Note 9.

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

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2022, the Company had a net loss from operations of $465,152, consisting primarily of general and administrative

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

and legal and professional expenses. In addition, as of June 30, 2022, the Company had stockholders’ deficit of $1,761,542 and available cash on hand of zero. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 1, 2022, the board of directors (“Board”) authorized an offering of up to 294,118 shares of restricted common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the six months ended June 30, 2022, the Company sold 69,900 shares of common stock under this offering for proceeds of $59,415. The offering expired on August 1, 2022. See Note 7.

Subsequent to June 30, 2022, the Company received cash proceeds totaling $390,000, including $225,000 of funding under a Litigation Funding Agreement and $165,000 of proceeds from the sale of its domain name “blunt.com.” See Note 12.

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

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2022 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Revenue Recognition

In accordance with ASC No. 606, Revenue Recognition, the Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. The Company generates six types of revenue, including:

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

June 30, 2022

(Unaudited)

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

(6)License revenues. The Company generates revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purposes of creating, marketing, and selling a line of cannabis accessory products for retail sale in cannabis dispensaries.  The Company’s performance obligation is met over the term of the license agreement, accordingly, the Company recognizes revenue ratably over the term of the license agreement.

Revenues generated for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Subscription fees	$149	$546	$149	$546
Affiliate advertising	-	-	-	8,850
Event Sales	-	-	-	-
Referral fees	-	-	-	2,500
Consulting and other	-	-	-	-
License revenues	2,500	-	2,500	-
Total revenues	$2,649	$546	$2,649	$11,896

The corresponding costs of revenues associated with affiliate advertising revenues was $8,000 for the six months ended June 30, 2021.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. As of June 30, 2022 and December 31, 2021, the Company had one convertible note with a principal value of $45,000. This note is convertible at a conversion price the note holder and the Company agree and therefore the number of shares it is convertible into is not determinable.

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

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally three years. Depreciation expense was $94 and $589 for the six months ended June 30, 2022 and 2021, respectfully, and zero and $94 for the three months ended June 30, 2022 and 2021, respectfully.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible note payable is comprised of a promissory note to an unrelated individual in the amount of $45,000 as of June 30, 2022 and December 31, 2021, respectively. Principal and interest was originally due on July 4, 2018 and is currently in default. The loan bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense related to the convertible note payable was $4,017 for each of the six months ended June 30, 2022 and 2021. Accrued interest on the convertible note payable was $40,212 and $36,194 as of June 30, 2022 and December 31, 2021, respectively.

The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in these unaudited interim condensed consolidated financial statements as of June 30, 2022 and December 31, 2021.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 5 – NOTES PAYABLE

Notes payable is comprised of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)

Borrowing under loan agreement, 6% per annum, personally guaranteed.	$50,000	$50,000
Note payable, 6% per annum, unsecured.	32,650	25,030
	$82,650	$75,030

On June 16, 2021, the Company entered into a loan agreement, not to exceed $75,000, with an unaffiliated individual (“Lender”) and borrowed $50,000 as a first advance. This loan bears interest at 6% per annum, and is due nine months after the first advance, or such earlier date that the Lender may demand payment, which may not be earlier than 60 days after the first advance (“Maturity Date”). As of June 30, 2022, this loan is in default. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan agreement, the Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan and is liable for any amounts remaining due and owed following the Maturity Date. Interest expense related to this borrowing was $1,488 and $123 for the six months ended June 30, 2022 and 2021, respectively. Accrued interest on this borrowing was $3,123 and $1,635 as of June 30, 2022 and December 31, 2021, respectively.

On August 27, 2021, the Company borrowed $10,000 from an unrelated party. On December 15, 2021, the Company borrowed an additional $15,030 from the same party. These loans bear interest at 6% per annum and were due on April 30, 2022. As of June 30, 2022, these loans are in default. On March 2, 2022, the Company borrowed an additional $7,620 from the same party. This loan bears interest at 6% per annum and is due on September 30, 2022. Interest expense related to these borrowings was $894 for the six months ended June 30, 2022. Accrued interest on these borrowings was $1,135 and $241 as of June 30, 2022 and December 31, 2021, respectively. Subsequent to June 30, 2022, the entire loan payable to this party totaling $32,650, together with accrued interest, was paid in full. See Note 12.

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totaled $155,780 and $158,191 as of June 30, 2022 and December 31, 2021, respectively. These amounts are comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the six months ended June 30, 2022, Company officers made no cash advances and were repaid $2,411. For the prior six months ended June 30, 2021, Company officers made cash advances of $29,436 and were repaid $5,023. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 44.0% of the Company as of the date of this report. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 11. Subsequent to June 30, 2022, Company officers were paid approximately $49,000 on their outstanding advances. See Note 12.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company’s authorized capital consists of 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Board, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of any series of preferred stock as established. Subsequent to June 30, 2022, the Board designated 500,000 of Series A 10% Cumulative Convertible Participating Preferred Stock. See Note 12.

Common Stock Offering

On February 1, 2022, the Board authorized an offering of up to 294,118 shares of restricted common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the six months ended June 30, 2022, the Company sold 69,900 shares of common stock under this offering for proceeds of $59,415. The offering expired on August 1, 2022.

Common stock transactions

A summary of the Company’s common stock transactions for the six months ended June 30, 2022 is as follows:

•The Company sold 69,900 shares of common stock for cash proceeds of $59,415.

•The Company issued 193,500 shares of common stock for services rendered. The Company recorded an expense of $189,582 for the six months ended June 30, 2021 based on the closing price of the Company’s common stock on the OTCQB market.

As a result of these transactions, the Company has 15,957,950 shares of common stock outstanding as of June 30, 2022.

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

June 30, 2022

(Unaudited)

As a result of these transactions, the Company has 15,131,656 shares of common stock outstanding as of June 30, 2021.

Subsequent to June 30, 2022, the Board issued 1,022,000 shares of common stock as Restricted Stock Awards under its 2021 Omnibus Incentive Plan (see Note 8) to Company officers, directors, and consultants. See Note 12.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to effect shares that could be issued in connection the conversion of the convertible note payable. See Note 4. This note is convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of June 30, 2022 and December 31, 2021.

NOTE 8 – STOCK-BASED COMPENSATION

2021 Omnibus Incentive Plan

On May 12, 2021, the Board approved the Farmhouse, Inc. Omnibus Incentive Plan (the “2021 OIP”). The 2021 OIP permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units, Other Stock-Based Awards and Cash-Based Awards. The maximum number of shares of common stock that may be issued pursuant to Awards under the 2021 OIP is 3,000,000. Stockholders holding a majority of the Company’s common stock outstanding ratified the 2021 OIP by written consent.

Any options to be granted under the 2021 OIP may be either “incentive stock options,” as defined in Section 422A of the Internal Revenue Code, or “non-statutory stock options,” subject to Section 83 of the Internal Revenue Code, at the discretion of the Board and as reflected in the terms of the written option agreement. The option price shall not be less than 100% of the fair market value of the optioned common stock on the date the option is granted. The option price shall not be less than 110% of the fair market value of the optioned common stock for an optionee holding at the time of grant, more than 10% of the total combined voting power of all classes of stock of the Company. Options become exercisable based on the discretion of the Board and must be exercised within ten years from the date of grant (five years from date of grant for Company employees and directors).

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Restricted Stock Awards

A summary of the Company’s non-vested restricted stock awards as of June 30, 2022 and changes for the six months then ended is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, Dec. 31, 2021	150,000	$1.02
Awarded	-
Vested	(50,000)	1.02
Forfeited	-
Non-vested restricted stock awards, June 30, 2022	100,000	$1.02

In August 2021, the Board granted a Restricted Stock Award (“RSA”) of 200,000 shares of common stock under the 2021 OIP to the Company’s CFO. The RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2021. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. The Company recognized stock-based compensation expense of $51,000 on vested RSA shares for the six months ended June 30, 2022. Unrecognized stock-based compensation expense on the RSA shares was $102,000 as of June 30, 2022.

Subsequent to June 30, 2022, the Board granted additional RSA’s of 1,022,000 shares of common stock under the 2021 OIP to Company officers, directors, and consultants. See Note 12.

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

June 30, 2022

(Unaudited)

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

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. An evidentiary hearing has been scheduled by the Arbitrator to commence on October 31, 2022 to determine what DTLA is owed. Accordingly, the impact of the DLTA Judgment has not been reflected in the accompanying consolidated financial statements as of June 30, 2022.

On August 25, 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI.  As the receiver was just appointed and has not had an opportunity to assume full control of LAFI, the impact of the appointment of the receiver is unknown at this time.

Subsequent to June 30, 2022, the Company received $225,000 of funding under a Litigation Funding Agreement with Legalist Fund III, LP. See Note 12.

NOTE 10 – RELATED PARTIES

As discussed in Note 6, cash advances are provided to the Company for operating expenses by Company officers, who were owed $155,780 and $158,191 by the Company as of June 30, 2022 and December 31, 2022, respectively. Company officers own approximately 44.0% of the Company as of the date of this report. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 11. Subsequent to June 30, 2022, Company officers were paid approximately $49,000 on their outstanding advances and the Board granted RSA’s of 400,000 shares of common stock under the 2021 OIP to Company officers. The RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2022. See Note 12.

In February 2021, the Company entered into a CFO Consulting and Advisory Agreement with Lang Financial Services, Inc. (“LFSI”). In August 2021, the Board granted LFSI an RSA of 200,000 shares of common stock. The RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2021. The Company recognized stock-based compensation expense of $51,000 on vested RSA shares for the six months ended June 30, 2022. Unrecognized stock-based compensation expense on the RSA shares was $102,000 as of June 30, 2022. Subsequent to June 30, 2022, the Board granted LFSI an

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

additional RSA of 200,000 shares of common stock under the 2021 OIP. These new RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2022. See Note 12.

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

Lease Commitment

The Company leased desk space in an incubator in San Francisco, CA at the rate of $700 per desk. This lease was vacated in October 2021. The Company owes the property owner $8,050 as of June 30, 2022, which is included in accrued liabilities on the accompanying balance sheet.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of June 30, 2022 and December 31, 2021.

NOTE 12 – SUBSEQUENT EVENTS

As of August 29, 2022, the date of these unaudited interim condensed consolidated financial statements, there are no subsequent events that are required to be recorded or disclosed in the accompanying unaudited interim condensed consolidated financial statements other than those listed below and elsewhere in these unaudited interim condensed consolidated financial statements.

Litigation financing

On June 21, 2022, the Company executed a Litigation Funding Agreement with Legalist Fund III, LP, whereby Legalist will provide certain funding, in advance of any collection, in connection with certain claims that the Company has against LAFI. See Note 9. The terms of the Litigation Funding Agreement provide for committed funds of $325,000 with a first tranche of $225,000 and the second tranche of $100,000. With respect to the second tranche, the Company has the option of drawing down the $100,000 in a lump sum payment but is under no obligation to draw down the second tranche. On July 15, 2022, the Company received the first tranche of $225,000.

Upon collection of any claims in the LAFI litigation, Legalist’s recovery is 0.85 of the committed funds then in effect, if repayment in full prior to 12 months, and 0.27 of the committed funds then in effect for every additional four months, if repayment in full occurs thereafter. In addition, Legalist was granted a security interest on the assets of the Company.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Sale of domain name

In June 2022, the Company received an unsolicited offer for its domain name “blunt.com” from an unaffiliated party. The Board considered this offer to be a fair arms-length price for a premium domain name and on July 20, 2022, the Company sold domain name “blunt.com” for $165,000, net of commission.

Payment of notes payable and officer loans

From the proceeds of the aforementioned funding events, the notes to an unrelated party totaling $32,650, together with accrued interest of $1,253, were paid in full (Note 5) and-, Company officers were paid approximately $49,000 on their outstanding advances (Note 6).

Restricted Stock Awards

On July 18, 2022, the Board granted Restricted Stock Awards (“RSAs”) totaling 1,022,000 shares of common stock under the 2021 OIP to Company officers, directors, and consultants. A summary of the Company’s non-vested restricted stock awards subsequent to June 30, 2022 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, June 30, 2022	100,000	$1.020
Awarded – Company officers	400,000	0.190
Awarded – LFSI	200,000	0.190
Awarded – Company director	200,000	0.190
Awarded – Consultants	222,000	0.190
Vested	-	-
Forfeited	-
Non-vested restricted stock awards, August 29, 2022	1,122,000	$0.264

The RSA shares to Company officers and LFSI vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2022. The RSA shares to Company director vest 100,000 upon grant, for past services rendered, and 25,000 shares over each of the following four fiscal quarters starting September 30, 2022. The RSA shares to consultants vest equally over each of the following four fiscal quarters starting September 30, 2022. RSA shares are measured at fair market value based on the closing price of the Company’s common stock on the OTCQB market on the date of grant ($0.19 per share on July 18, 2022).  Stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Designation of Series A Preferred stock

On July 18, 2022, the Board designated 500,000 shares of the Company’s authorized preferred stock as Series A 10% Cumulative Convertible Participating Preferred Stock (the “Series A Preferred”). As of August 29, 2022, the date of these unaudited interim condensed consolidated financial statements were issued, no shares of Series A Preferred have been issued.

The Series A Preferred bears a 10% cumulative dividend and has a per share liquidation preference equal to $1.00 plus any unpaid dividends (“Liquidation Preference”). Dividends must be declared by the Board to become payable. If cash dividends were to be paid, the Series A Preferred would have preference in payment of dividends over the common stock and any other series of preferred stock later designated. Each dollar of Series A Preferred and any accumulated dividends are initially convertible into five shares of the Company’s common stock, or $.20 per share (the “Conversion Price”). The Conversion Price will be adjusted if there are dilutive issuances. Shares may be converted at any time at the election of the holders. There are no mandatory conversion provisions of the Series A Preferred. Starting one year after issuance, the Series A Preferred may be redeemed by the Company upon 30 days notice, subject to prior conversion at any time.

Other attributes of the Series A Preferred are priority of class, anti-dilution protection, right of first refusal to the holders and voting rights on an as converted basis. The Series A Preferred is senior to all other classes of stock of the Company. In the event of liquidation, after the Preference Amount plus accrued dividends have been paid on all outstanding Series A Preferred, any remaining funds and assets of the Company legally available for distribution to the Shareholders will be distributed ratably among the Shareholders in accordance with their holdings on an as converted basis. The Series A Preferred is protected from a dilutive issuance of additional shares of stock at a per share less than the conversion price at the date of such new issuance. The Series A Preferred votes with the shares of common stock on an as-converted basis as a single class on all matters except for matters that affect the rights of the Series A Preferred, in which case the Series A Preferred votes separately as a single class. Holders of Series A Preferred vote as a class to elect a single director out of a maximum of five directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our interim condensed consolidated financial statements and related notes contained elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2022. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Corporate Overview

We are a leading connection platform in the legal cannabis industry. We connect the industry through multiple divisions including the @420 brand and @420 Twitter, and the WeedClub® Platform. Our @420 brand and @420 Twitter serve as trusted, influential properties that enable the Company to connect, promote and advocate for the industry. These properties leverage the WeedClub® Platform to drive valuable connections for cannabis startups and supplier connections for retail dispensaries. We will continue to serve as a leading cannabis connection platform and branch its well-known brand into the budding web3 and metaverse. Every company needs Friends in High Places® and our multiple divisions to provide exactly that.

Recent Business Developments

In July 2021, we successfully enforced DTLA’s contract rights in an operating retail cannabis business in Los Angeles. After four years of litigation, a Final Judgment was filed into the record in the Superior Court of California in the County of Los Angeles for case number BC681251 (the “DTLA Judgment”). See “Farmhouse Divisions” below.

In October 2021, we uplisted from the OTC Pink Sheets to the OTCQB Venture Marketplace and commenced trading under the symbol “FMHS.” This marked a milestone for our Company by being recognized as a fully-reporting cannabis company and increasing its reach to more retail and private investors.

In November 2021, we began exploring potential acquisitions of cannabis companies to expand our physical footprint in the industry. Acquisitions would improve our ability to leverage our WeedClub® Platform and our @420 Twitter handle to connect with consumers. We have not entered into any serious discussions with potential target companies as of the date of this filing.

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

In April 2022, we entered into a joint venture to license Bored Ape Yacht Club #2186, “Oro Blanco,” as the face of a new cannabis brand on behalf of Ape-In Productions, a ground-breaking entertainment company, and virtual community. This was the first significant licensing agreement for our NFT division we launched in December 2021.

In May 2022, we entered into an agreement with Urbana to feature a Bored Ape Yacht Club #2186 cannabis strain on shelves at both their San Francisco dispensary locations. This represented our first partnership that placed our NFT IP on cannabis products in stores for people to purchase.

Farmhouse Divisions

Our @420 brand and Twitter handle (with over 97,000 followers) serve as an influential brand that connects us with the greater public. Our Twitter handle enables the NFT division to forge valuable connections in the space and work with established projects.

The WeedClub® Platform is a premier networking platform with over 5,000 cannabis professionals and is the backbone of the Company. WeedClub® Platform is an established presence in the cannabis industry that people trust to make valuable connections. As we continue to expand our operations, WeedClub members benefit immensely from the added potential connections.

As discussed above, the DTLA Judgment awarded 49% of this dispensary to DTLA. In addition to equity ownership, the DTLA Judgment awarded DTLA a share of any profits of this dispensary from November 2017 to the present and going forward along with accrued interest on those profits and the costs of bringing litigation. The DLTA Judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going-forward basis. Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. That request will be heard by the Arbitrator in October 2022.

Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our interim condensed consolidated financial statements as of June 30, 2022. Reference is made to Note 9, Litigation, to the interim condensed consolidated financial statements included under Item 1 in this Report.

Current and Future Plan of Operations

Farmhouse is built on connection, brand, and trust. These three pillars establish the foundation that drives value for our community across all our divisions. Through technology, we leverage these pillars to connect members to value-add products, services, capital, and consumers. Our commitment to developing cannabis-specific technology solutions firmly established us as a trusted connector in the cannabis industry.

As our industry continues to grow, it faces the same problems due to the lack of federal legalization. For many cannabis brands, the lack of federal legalization leads to increased cost of expansion, lack of access to many proven digital marketing channels, and lack of access to capital and banking. We addressed these problems by being early movers by creating the WeedClub® Platform and establishing the @420 brand including our @420 Twitter handle with over 93,000 followers.

Over the past few years, new technology centered around a decentralized future (web3) has emerged as a potentially more effective solution for all the core problems our industry faces. Decentralization and web3 eliminate the walled gardens created by the platform economy that cannabis companies lack access to due to the lack of federal legalization. Through web3, cannabis brands can connect directly with their consumers, build community and raise capital through new channels to better position themselves for potential federal legalization.

The key feature of this decentralized future (web3)is NFTs. What started out as simple digital JPEGs has rapidly evolved in the past year into curated collectible art and the digital proof of ownership that unlocks holder-specific value such as community, product and services discounts, and more. Just as we were early movers when we created the WeedClub® Platform as a professional social network for the cannabis industry, we launched our NFT division to connect cannabis brands directly to a community of cannabis and cryptocurrency enthusiasts. The NFT division is an exploration of how we can connect these two similar, rapidly growing industries.

The NFT division is our first step that allows us to leverage our existing foundation to solve the problems of our industry through web3 solutions. As we build this new crypto-native, cannabis enthusiast community, we will drive brand awareness and access an entirely new demographic of members of our ecosystem. Not only will this provide new opportunities for cannabis brands to engage with us, it will also expand our reach to younger demographics that care about engaging in a more instantaneous and genuine way.

We believe our entrance into web3 and NFTs adds a new layer to our current foundation and allows us to leverage what we have built to strengthen our ability to provide technological solutions that address the core problems our industry continues to face. We believe we are uniquely positioned to fill this industry need by scaling its commercial presence.

In April 2022, we entered into a joint venture to license Bored Ape Yacht Club #2186, “Oro Blanco,” as the face of a new cannabis brand on behalf of Ape-In Productions, a ground-breaking entertainment company, and virtual community. This was the first significant licensing agreement for our NFT division we launched in December 2021.

In May 2022, we entered into an agreement with Urbana to feature a Bored Ape Yacht Club #2186 cannabis strain on shelves at both their San Francisco dispensary locations. This represented our first partnership that placed our NFT IP on cannabis products in stores for people to purchase.

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

For the six months ended June 30, 2022, we had a net loss from operations of $465,152, consisting primarily of general and administrative and legal and professional expenses. In addition, as of June 30, 2022, we had stockholders’ deficit of $1,761,542 and available cash on hand of zero. Our auditors have raised substantial doubt regarding our ability to continue as a going concern because of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. We anticipate that we will continue to report losses and negative cash flow. To date, we have financed our activities principally from the sale of common stock and loans from Company officers. We intend on financing our future working capital needs from these sources until such time that funds provided by our operations are sufficient to fund our working capital requirements. We believe that the loans from Company officers and funds raised from the sale of our common stock will allow us sufficient capital for operations and to continue as a going concern.

On February 1, 2022, the board of directors (“Board”) authorized an offering of up to 294,118 shares of restricted common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the six months ended June 30, 2022, the Company sold 69,900 shares of common stock under this offering for proceeds of $59,415. This offering expired on August 1, 2022.

Subsequent to June 30, 2022, we received cash proceeds totaling $390,000, including $225,000 from funding under a Litigation Funding Agreement and $165,000 from the sale of its domain name “blunt.com”. Reference is made to Note 12, Subsequent Events, to the interim condensed consolidated financial statements included under Item 1 in this Report.

Results of Operations

We generate six types of revenue:

•subscription fees consisting of membership dues,

•affiliate advertising from links within the web properties,

•ticket sales and sponsorships derived from events,

•referral fees from strategic business introductions,

•consulting fees, and

•License fees.

Each of the above segments is dependent on leads generated within the Farmhouse ecosystem. Subscription fees were billed based on the types of membership privileges that Members such as being able to communicate privately with dispensary owners and other licensed operators. Affiliate advertising revenue is derived from the placement of web links on WeedClub, @420 Twitter, e-mail and social media primarily. Live events by WeedClub and the @420 pitch by WeedClub, as well as community-building events such as mixers and topical panels, offer the Community unique sponsorship opportunities for signage, tables, and presentations. Sometimes Members require additional help to make professional connections and we charge a flat-rate consulting fee in these special situations. Lastly, we generate revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license to use one of our licensed NFT’s for the purposes of creating, marketing, and selling a line of cannabis accessory products for retail sale in cannabis dispensaries.

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

(4)Referral fees. We generate referral fees when a business transaction is consummated between the Company, as referee, and a potential target company. Our performance obligation is met at the time such business transaction is consummated, accordingly, we recognize revenue at that point.

(5)Consulting and Other. We generate fees to assist presenting companies with request consulting services in connection with their investment deck and presentation scripts. Such consulting fees are recognized as services are performed.

(6)License revenues. The Company generates revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purposes of creating, marketing, and selling a line of cannabis accessory products for retail sale in cannabis dispensaries. The Company’s performance obligation is met over the term of the license agreement, accordingly, the Company recognizes revenue ratably over the term of the license agreement.

Six months ended June 30, 2022, compared to the six months ended June 30, 2021 (Unaudited)

Revenues generated for the six months ended June 30, 2022 and 2021 were as follows:

	Six months ended June 30,
	2022	2021

Subscription fees	$149	$546
Affiliate advertising	-	8,850
Event Sales	-	-
Referral fees	-	2,500
Consulting and other	-	-
License revenues	2,500	-
	$2,649	$11,896

Subscription fees. We generated one new subscription for the six months ended June 30, 2022 related to the WeedClub portal.

Affiliate advertising. Affiliate advertising, through our advertising deal with Twitter, generated $8,850 of revenues for the prior six months ended June 30, 2021. We have an advertising deal with Twitter which provides us a revenue stream and growth opportunity due to our ability to post approved hemp social media ads. The corresponding costs of revenues associated with affiliate advertising revenues was $8,000.

Referral fees. We generate referral fees when a business transaction is consummated between us and the potential target company. Such business transactions generally arise from the connections with company presenters during @420 events of which none were held during the six months ended June 30, 2022. Accordingly, our revenues from referral fees declined from $2,500 to zero for the six months ended June 30, 2022.

License revenues. We recognized revenue for an up-front license fee in connection with an NFT Art License Agreement, whereby the licensee was granted a limited license from the Company to us use one of its licensed NFT’s for the purposes of creating, marketing, and selling a line of cannabis accessory products for retail sale in California dispensaries.

Operating expenses for the six months ended June 30, 2022 and 2021 were as follows:

	Six months ended June 30,
	2022	2021

General and administrative	$213,914	$193,971
Professional fees	253,793	191,436
Depreciation and amortization	94	589
	$467,801	$385,996

For the six months ended June 30, 2022 and 2021, general and administrative expenses were $213,914 and $193,971, respectively, an overall increase of approximately $20,000. Contributing factors to this increase were:

•Outside consulting fees increased by approximately $26,100, all of which was in stock-based fees in the current six month period.

•Labor-related expenses increased by approximately $1,800. Labor-related expenses included recognizing approximately $36,400 in stock-based fees in the current six month period.

•Public company related costs, including OTC filing fees, press releases and transfer agent costs increased by approximately $8,000, due primarily in increased listing fee on the OTCQB market, and

•Overall other general and administrative expenses, including website development, dues and subscriptions, rent and office expenses and travel and entertainment decreased by approximately $15,900 due to general budget constraints.

For the six months ended June 30, 2022 and 2021, professional fees were $253,793 and $191,436, respectively, an increase of approximately $62,400. Our professional fees for the six months ended June 30, 2022 and 2021 were comprised of the following:

	Six months ended June 30,
	2022	2021

Legal	$33,210	$60,206
Accounting and audit	116,473	73,456
Other professional fees	104,110	57,774
	$253,793	$191,436

Legal. Legal expenses decreased by approximately $27,000 for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Contributing factors to this net decrease were:

•Legal fees to our corporate and securities counsel firms decreased by approximately $3,100.

•Legal fees to our patent and trademark counsel increased by approximately $3,400.

•Fees incurred by Judicate West, Planet Depot and court reporting related to our litigation against LAFI decreased by approximately $50,600, due to winding down of the active litigation.

•Our portion of the fees incurred by the Monitor to advance our litigation against LAFI were approximately $23,300 for the six months ended June 30, 2022. In April 2021, the Arbitrator overseeing the arbitration hearing issued a judgment in our favor and against LAFI. This judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest we are entitled to be awarded. The costs of the Monitor are borne equally between the Company and LAFI. Between July and December 2021, the Monitor undertook a detailed forensic examination of LAFI. The Monitor’s report was completed in January 2022. Reference is made to Note 9, Litigation, to the interim condensed consolidated financial statements included under Item 1 in this Report.

Accounting and audit. Accounting and audit expenses increased by approximately $43,000 for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm decreased by approximately $1,000 related to our annual fiscal year audit.

•Accounting fees for our contracted CFO services increased by approximately $40,700, which included $51,500 in stock-based fees in the six months ended June 30, 2022 compared to $35,300 of stock-based fees recognized in the six months ended June 30, 2021.

•Accounting fees to our outside bookkeeping services increased by approximately $3,300.

Other professional fees. Other professional fees increased by approximately $47,400 for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 due to an increase in fees to our contracted software engineers and developers of our software technology platforms. All professional fees incurred for both the six months ended June 30, 2022 and 2021 were comprised of stock-based fees.

Interest expense increased by approximately $5,800 for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Approximately $3,500 of the increase in interest expense was due to interest accrued on our unpaid liability to our predecessor law firm in the aforementioned litigation. This law firm resigned in April 2021 when we engaged a new “contingency-based” law firm and started accruing interest expense on their unpaid amount. The additional increase in interest expense of approximately $2,300 pertains to our two loan obligations during the six months ended June 30, 2022.

Overall, for the six months ended June 30, 2022, we reported a net loss of $490,296 compared to a net loss of $393,492 for the six months ended June 30, 2021.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the six months ended June 30, 2022 and 2021. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate the Company’s performance on a comparable basis.

	Six months ended June 30,
	2022	2021

Net loss as reported	$490,296	$393,492
Less: Stock-based fees	(240,582)	(150,581)
Adjusted Net Loss	$249,714	$242,911

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Three months ended June 30, 2022, compared to the three months ended June 30, 2021 (Unaudited)

Revenues generated for the three months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,
	2022	2021

Subscription fees	$149	$546
Affiliate advertising	-	-
Event Sales	-	-
Referral fees	-	-
Consulting and other	-	-
License revenues	2,500	-
	$2,649	$546

Subscription fees. We generated one new subscription for the three months ended June 30, 2022 related to the WeedClub portal.

License revenues. We recognized revenue for an up-front license fee in connection with an NFT Art License Agreement, whereby the licensee was granted a limited license from the Company to us use one of its licensed NFT’s for the purposes of creating, marketing, and selling a line of cannabis accessory products for retail sale in California dispensaries.

Operating expenses for the three months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,
	2022	2021

General and administrative	$121,328	$120,623
Professional fees	128,064	124,310
Depreciation and amortization	-	295
	$249,392	$245,228

For the three months ended June 30, 2022 and 2021, general and administrative expenses were $121,328 and $120,623, respectively, an overall increase of approximately $700. Contributing factors to this increase were:

•Outside consulting fees increased by approximately $8,500, all of which was in stock-based fees in the current three month period.

•Labor-related expenses decreased by approximately $2,700. Labor-related expenses included recognizing approximately $23,600 in stock-based fees in the current three month period.

•Public company related costs, including OTC filing fees, press releases and transfer agent costs increased by approximately $5,600, due primarily in increased listing fee on the OTCQB market, and

•Overall other general and administrative expenses, including website development, dues and subscriptions, rent and office expenses and travel and entertainment decreased by approximately $10,700 due to general budget constraints.

For the three months ended June 30, 2022 and 2021, professional fees were $128,064 and $124,310, respectively, an increase of approximately $3,800. Our professional fees for the three months ended June 30, 2022 and 2021 were comprised of the following:

	Three months ended June 30,
	2022	2021

Legal	$6,680	$32,540
Accounting and audit	54,534	37,528
Other professional fees	66,850	54,242
	$128,064	$124,310

Legal. Legal expenses decreased by approximately $25,800 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Contributing factors to this net decrease were:

•Legal fees to our corporate and securities counsel firms decreased by approximately $1,800.

•Legal fees to our patent and trademark counsel increased by approximately $200.

•Fees incurred by Judicate West, Planet Depot and court reporting related to our litigation against LAFI decreased by approximately $24,200, due to winding down of the active litigation.

Accounting and audit. Accounting and audit expenses increased by approximately $17,000 for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm increased by approximately $2,000 related to our annual fiscal year audit.

•Accounting fees for our contracted CFO services increased by approximately $12,500, which included $25,500 in stock-based fees in the three months ended June 30, 2022 compared to $20,000 of stock-based fees recognized in the three months ended June 30, 2021.

•Accounting fees to our outside bookkeeping services increased by approximately $2,500.

Other professional fees. Other professional fees increased by approximately $12,600 for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 due to an increase in fees to our contracted software engineers and developers of our software technology platforms. All professional fees incurred for both the three months ended June 30, 2022 and 2021 were comprised of stock-based fees.

Interest expense decreased by approximately $2,100 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Approximately $3,300 of the decrease in interest expense was from interest accrued on our unpaid liability to our predecessor law firm in the aforementioned litigation. This law firm resigned in April 2021 when we engaged a new “contingency-based” law firm and started accruing interest expense on their unpaid amount. This decrease was offset by an increase in interest expense of approximately $1,200 on our two loan obligations during the three months ended June 30, 2022.

Overall, for the three months ended June 30, 2022, we reported a net loss of $256,079 compared to a net loss of $256,167 for the three months ended June 30, 2021.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the three months ended June 30, 2022 and 2021. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate the Company’s performance on a comparable basis.

	Three months ended June 30,
	2022	2021

Net loss as reported	$256,079	$256,167
Less: Stock-based fees	(145,670)	(120,713)
Adjusted Net Loss	$110,409	$135,454

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Cash Flows

The following table summarizes the sources and uses of cash for the six months ended June 30, 2022 and 2021, respectively:

	Six months ended June 30,
	2022	2021

Net cash used in operating activities	$(68,404)	(103,781)
Net cash used in investing activities	-	-
Net cash provided by financing activities	64,624	105,413
Net change in cash and cash equivalents	$(3,780)	$1,632

Six months ended June 30, 2022

Operating activities used $68,404 of cash, primarily resulting from our net loss for the six months ended June 30, 2022 of $490,296, offset by non-cash stock-based compensation expense recorded for services rendered of $189,582, non-cash stock-based compensation expense recorded for vested restricted stock awards of $51,000, and increases in liabilities across most categories: accrued legal fees, accrued payroll and other accrued liabilities. There was no use of cash for investing activities for the six months ended June 30, 2022. Financing activities provided $64,624 of cash for the six months ended June 30, 2022, consisting of $59,415 in proceeds from the sale of common stock, $7,620 of borrowings from an unrelated lender, offset by repayments of $2,411 of advances from officers.

Six months ended June 30, 2021

Operating activities used $103,781 of cash, primarily resulting from a net loss of $393,492, offset by non-cash stock-based compensation expense recorded for services rendered of $150,581, and increases in liabilities across all categories: accounts payable, accrued legal fees, accrued payroll and other accrued liabilities. There was no use of cash for investing activities for the six months ended June 30, 2021. Financing activities provided $105,413 of cash, consisting of $31,000 in proceeds from the sale of common stock, $50,000 of borrowings from an unrelated lender and $29,436 of advances from officers, offset by repayments of $5,023 of advances from officers.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. Cash and cash equivalents were zero and $3,780 as of June 30, 2022 and December 31, 2021, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to June 30, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules

13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. An evidentiary hearing has been scheduled by the Arbitrator to commence on October 31, 2022 to determine what DTLA is owed.. Accordingly, the impact of the DLTA Judgment has not been reflected in the accompanying consolidated financial statements as of June 30, 2022.

Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our interim condensed consolidated financial statements as of June 30, 2022.

On August 25, 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI.  As the receiver was just appointed and has not had an opportunity to assume full control of LAFI, the impact of the appointment of the receiver is unknown at this time.

ITEM 1A.  RISK FACTORS

The Company qualifies as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Offerings

In April 2021, the Board authorized an offering of up to 1,000,000 shares of restricted common stock at $0.51 per share (the “Offering Price”), providing proceeds of up to $510,000 (the “Offering”). The Offering will be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. The Offering terminated on August 21, 2021. In addition, the Board approved a one-time, limited “anti-dilution protection” to certain investors who, in the last 12 months, have invested at a per share price higher than the Offering Price, provided such investors make a new minimum investment under the Offering.

On February 1, 2022, the Board authorized an offering of up to 294,118 shares of common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the six months ended June 30, 2022, we sold 69,900 shares of common stock under this offering for proceeds of $59,415. This offering expired on August 1, 2022.

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

Common Stock Issuances

A summary of the Company’s common stock transactions for the six months ended June 30, 2022 is as follows:

•The Company sold 69,900 shares of common stock for cash proceeds of $59,415.

•The Company issued 193,500 shares of common stock for services rendered. The Company recorded an expense of $189,582 for the six months ended June 30, 2022 based on the closing price of the Company’s common stock on the OTCQB market.

As a result of these transactions, the Company has 15,957,950 shares of common stock outstanding as of June 30, 2022.

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

Subsequent to June 30, 2022, the Board issued 1,022,000 shares of common stock as Restricted Stock Awards under its 2021 Omnibus Incentive Plan to Company officers, directors, and consultants. Reference is made to Note 12, Subsequent Events, to the interim condensed consolidated financial statements included under Item 1 in this Report.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on August 29, 2022.

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