Form 10-Q
period 2022-09-30
FARMHOUSE, INC. /NV
filed 2022-11-14
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
or

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

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of November 14, 2022 is 17,051,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2022 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

September 30, 2022

INDEX

PART I – FINANCIAL INFORMATION3

Item 1.Interim condensed consolidated financial statements3

Item 2.Management’s Discussion and Analysis of Financial Condition

and Results of Operations20

Item 3.Quantitative and Qualitative Disclosures about Market Risk32

Item 4.Controls and Procedures32

PART II – OTHER INFORMATION33

Item 1.Legal Proceedings33

Item 1A.Risk Factors34

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds34

Item 3.Defaults Upon Senior Securities36

Item 4.Mine Safety Disclosures36

Item 5.Other Information36

Item 6.Exhibits36

SIGNATURE37

CERTIFICATIONS38

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,114	$3,780
Accounts receivable	4,974	-
Prepaid expenses	7,620	3,750
Total current assets	128,708	7,530

Property and equipment, net	-	94
Intangible assets	250	250
Total assets	$128,958	$7,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,855	$9,500
Accrued legal fees	338,224	391,067
Accrued payroll and payroll taxes	899,572	761,463
Accrued liabilities	144,050	100,796
Accrued interest payable	46,133	38,070
Convertible notes payable	45,000	45,000
Notes payable	275,000	75,030
Due to related parties	88,784	158,191
Total current liabilities	1,841,618	1,579,117

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 17,027,950 and 15,694,550 shares issued and outstanding, respectively	1,703	1,570
Additional paid-in capital	4,102,918	3,729,104
Accumulated deficit	(5,817,281)	(5,301,917)
Total stockholders’ deficit	(1,712,660)	(1,571,243)
Total liabilities and stockholders’ deficit	$128,958	$7,874

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

REVENUES
Net revenues	$4,974	$149	$7,623	$12,045
Total revenues	4,974	149	7,623	12,045

COSTS OF REVENUES
Costs of revenues	2,487	-	2,487	8,000
Total costs of revenues	2,487	-	2,487	8,000

GROSS MARGIN	2,487	149	5,136	4,045

OPERATING EXPENSES
General and administrative	103,636	130,337	317,550	316,308
Professional fees	73,294	118,004	327,087	309,440
Depreciation and amortization	-	294	94	883
Total operating expenses	176,930	248,635	644,731	626,631

LOSS FROM OPERATIONS	(174,443)	(248,486)	(639,595)	(622,586)

OTHER INCOME (EXPENSE):
Recovery of expense in litigation	-	22,382	-	22,382
Gain on extinguishment of debt	-	14,220	-	14,220
Gain on sale of domain name	165,000	-	165,000
Interest expense	(15,625)	(12,837)	(40,769)	(32,229)
Total other income (expense)	149,375	23,765	124,231	4,373

NET LOSS	$(25,068)	$(224,721)	$(515,364)	$(618,213)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.03)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,803,061	15,337,287	16,147,094	15,032,325

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2022
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2021	15,694,550	$1,570	$3,729,104	$(5,301,917)	$(1,571,243)

Common stock sold	41,300	4	35,101	-	35,105
Common stock issued for services	100,500	10	69,402	-	69,412
Stock-based compensation on RSA's vested	-	-	25,500	-	25,500
Net loss	-	-	-	(234,217)	(234,217)
Balance at March 31, 2022	15,836,350	1,584	3,859,107	(5,536,134)	(1,675,443)

Common stock sold	28,600	3	24,307	-	24,310
Common stock issued for services	93,000	9	120,161	-	120,170
Stock-based compensation on RSA's vested			25,500	-	25,500
Net loss	-	-	-	(256,079)	(256,079)
Balance at June 30, 2022	15,957,950	1,596	4,029,075	(5,792,213)	(1,761,542)

Common stock issued for Restricted Stock Award	1,070,000	107	(107)		-
Stock-based compensation on RSA's vested			73,950		73,950
Net loss				(25,068)	(25,068)
Balance at September 30, 2022	17,027,950	$1,703	$4,102,918	$(5,817,281)	$(1,712,660)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,
(unaudited)
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(515,364)	$(618,213)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	94	883
Common stock issued for services	189,582	229,068
Common stock issued for settlement of liabilities	-	15,780
Stock-based compensation on RSA's vested	124,950	25,500
Gain on sale of domain name	(165,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,974)	-
Prepaid expenses	(3,870)	(583)
Accounts payable	(4,645)	4,981
Accrued legal fees	(52,843)	31,361
Accrued payroll and payroll taxes	138,109	138,106
Accrued liabilities	43,254	15,089
Deferred revenue	-	(3,000)
Accrued interest payable	8,063	6,996
Net cash used in operating activities	(242,644)	(154,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of domain name	165,000	-
Net cash provided by investing activities	165,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	59,415	127,500
Proceeds from borrowings on Notes Payable	232,620	60,000
Payments on Notes Payable	(32,650)	-
Borrowings of related party debt and short-term advances	-	31,546
Repayment of related party debt and short-term advances	(69,407)	(23,926)
Net cash provided by financing activities	189,978	195,120

NET CHANGE IN CASH	112,334	41,088
CASH AT BEGINNING OF PERIOD	3,780	3,906
CASH AT END OF PERIOD	$116,114	$44,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$1,253	$1,937
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Prior to the Acquisition, in August 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. In April 2021, DTLA was awarded a 49% equity interest in a Los Angeles based multi-licensed cannabis retail dispensary, grow, manufacturer and distributor called Los Angeles Farmers, Inc. (“LAFI”). Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our unaudited interim condensed consolidated financial statements as of September 30, 2022. See Note 9.

Current Operations

The Company is a technology company with multiple cannabis related divisions and IP, including the WeedClub® Platform, the @420 Twitter handle and a Web3 division. The WeedClub® Platform is a cannabis social network platform that enables industry professionals to connect, discover products and services and scale their businesses. Within the WeedClub® Platform, members utilize an increasing set of technology-based tools for discovering professional connections and information. The Company’s @420 Twitter handle sits at the intersection of cannabis and Web3 communities and serves as a public platform to connect with cannabis enthusiasts. The Company’s Web3 division, launched in December 2021, connects the cannabis and NFT industries through NFT licensing, artist partnerships, and generative projects.

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2022,

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

the Company had a net loss from operations of $639,595, consisting primarily of general and administrative and legal and professional expenses. In addition, as of September 30, 2022, the Company had stockholders’ deficit of $1,712,660. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2022, the board of directors (“Board”) authorized an offering of up to 294,118 shares of restricted common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the nine months ended September 30, 2022, the Company sold 69,900 shares of common stock under this offering for proceeds of $59,415. The offering expired on August 1, 2022. See Note 7.

In June 2022, the Company received an unsolicited offer for $165,000, net of commission, for its domain name “blunt.com” from an unaffiliated party. Management considered this offer to be a fair arms-length price for a premium domain name and in July 2022, the Company sold the domain name. This was recorded as other income for the three and nine months ended September 30, 2022. See Note 12.

In June 2022, the Company executed a Litigation Funding Agreement with Legalist Fund III, LP (“Legalist”), whereby Legalist provided $225,000 of funding under a Litigation Funding Agreement. See Notes 5 and 9.

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

September 30, 2022

(Unaudited)

Financial Statement Reclassification

Certain amounts from the prior year’s financial statements have been reclassified in these unaudited interim condensed consolidated financial statements to conform to the current year’s classifications.

Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2022 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

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

Revenue Recognition

In accordance with ASC No. 606, Revenue Recognition, the Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. Related accounts receivables are stated at their estimated net realizable value. The allowance for doubtful accounts is zero as of September 30, 2022 since the accounts receivable were subsequently collected.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The Company generates four types of revenue, including:

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

(4)License revenues. The Company generates revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purposes of creating, marketing, and selling a line of cannabis accessory products for retail sale in cannabis dispensaries. The Company’s performance obligation is met over the term of the license agreement, accordingly, the Company recognizes revenue ratably over the term of the license agreement.

Revenues generated for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Subscription fees	$-	$149	$149	$695
Affiliate advertising	-	-	-	8,850
Referral fees	-	-	-	2,500
License revenues	4,974	-	7,474	-
Total revenues	$4,974	$149	$7,623	$12,045

The corresponding costs of revenues associated with license fees was $2,487 for both the three and nine months ended September 30, 2022. The corresponding costs of revenues associated with affiliate advertising revenues was $8,000 for the nine months ended September 30, 2021.

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

September 30, 2022

(Unaudited)

during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. As of September 30, 2022 and December 31, 2021, the Company had one convertible note with a principal value of $45,000. This note is convertible at a conversion price the note holder and the Company agree and therefore the number of shares it is convertible into is not determinable.

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

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally three years. Depreciation expense was zero and $295 for the three months ended September 30, 2022 and 2021, respectively, and $94 and $883 for the nine months ended September 30, 2022 and 2021, respectfully.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible note payable is comprised of a promissory note to an unrelated individual in the amount of $45,000 as of September 30, 2022 and December 31, 2021, respectively. Principal and interest was originally due in July 2018 and is currently in default. The loan bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense related to the convertible note payable was $2,042 for both the three months ended September 30, 2022 and 2021, and $6,059 for both the nine months ended September 30, 2022 and 2021. Accrued interest on the convertible note payable was $42,254 and $36,194 as of September 30, 2022 and December 31, 2021, respectively.

The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in these unaudited interim condensed consolidated financial statements as of September 30, 2022 and December 31, 2021.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 5 – NOTES PAYABLE

Notes payable is comprised of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)

Borrowing under loan agreement, 6% per annum, personally guaranteed.	$50,000	$50,000
Borrowing under litigation funding agreement.	225,000	-
Note payable, 6% per annum, unsecured.	-	25,030
	$275,000	$75,030

Borrowing under loan agreement

In June 2021, the Company entered into a loan agreement, not to exceed $75,000, with an unaffiliated individual (“Lender”) and borrowed $50,000 as a first advance. This loan bears interest at 6% per annum, and is due nine months after the first advance, or such earlier date that the Lender may demand payment, which may not be earlier than 60 days after the first advance (“Maturity Date”). As of September 30, 2022, this loan is in default. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan agreement, the Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan and is liable for any amounts remaining due and owed following the Maturity Date. Interest expense related to this borrowing was $756 and $757 for the three months ended September 30, 2022 and 2021, respectively, and $2,244 and $880 for the nine months ended September 30, 2022 and 2021, respectively. Accrued interest on this borrowing was $3,879 and $1,635 as of September 30, 2022 and December 31, 2021, respectively

Borrowing under litigation funding agreement

In June 2022, the Company executed a Litigation Funding Agreement with Legalist Fund III, LP (“Legalist”), whereby Legalist will provide certain funding, in advance of any collection, in connection with certain claims that the Company has against LAFI. See Note 9. The terms of the Litigation Funding Agreement provide for committed funds of $325,000 with a first tranche of $225,000 and the second tranche of $100,000. With respect to the second tranche, the Company has the option of drawing down the $100,000 in a lump sum payment but is under no obligation to draw down the second tranche. In July 2022, the Company received the first tranche of $225,000.

Upon collection of any claims in the LAFI litigation, Legalist’s recovery is 0.85 of the committed funds then in effect, if repayment in full prior to 12 months, and 0.27 of the committed funds then in effect for every additional four months, if repayment in full occurs thereafter. In addition, Legalist was granted a security interest on the assets of the Company.

Note payable

In August 2021, the Company borrowed $10,000 from an unrelated party. In December 2021, the Company borrowed an additional $15,030 from the same party. These loans bear interest at 6% per

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

annum and were due on April 30, 2022. In March 2022, the Company borrowed an additional $7,620 from the same party. This loan bears interest at 6% per annum and was due on September 30, 2022. In July 2022, the entire loan payable to this party totaling $32,650, together with accrued interest of $1,253, was paid in full.

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totaled $88,784 and $158,191 as of September 30, 2022 and December 31, 2021, respectively. These amounts are comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the nine months ended September 30, 2022, Company officers were repaid $69,407. For the prior nine months ended September 30, 2021, Company officers made cash advances of $31,546 and were repaid $23,926. The cash advances are non-interest bearing and are unsecured.

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

Designation of Series A Preferred stock

In July 2022, the Board designated 500,000 shares of the Company’s authorized preferred stock as Series A 10% Cumulative Convertible Participating Preferred Stock (the “Series A Preferred”). As of November 14, 2022, the date of these unaudited interim condensed consolidated financial statements, no shares of Series A Preferred have been issued.

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

September 30, 2022

(Unaudited)

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

Common Stock Offering

In February 2022, the Board authorized an offering of up to 294,118 shares of restricted common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the nine months ended September 30, 2022, the Company sold 69,900 shares of common stock under this offering for proceeds of $59,415. The offering expired on August 1, 2022.

Common stock transactions

A summary of the Company’s common stock transactions for the nine months ended September 30, 2022 is as follows:

•The Company sold 69,900 shares of common stock for cash proceeds of $59,415.

•The Company issued 193,500 shares of common stock for services rendered. The Company recorded an expense of $189,582 for the nine months ended September 30, 2021 based on the closing price of the Company’s common stock on the OTCQB market.

•The Company granted Restricted Stock Awards of 1,070,000 shares of common stock under the Company’s 2021 Omnibus Incentive Plan to Company officers, directors, and consultants. See Note 8.

As a result of these transactions, the Company has 17,027,950 shares of common stock outstanding as of September 30, 2022.

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

September 30, 2022

(Unaudited)

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

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to effect shares that could be issued in connection the conversion of the convertible note payable. See Note 4. This note is convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of September 30, 2022 and December 31, 2021.

NOTE 8 – STOCK-BASED COMPENSATION

2021 Omnibus Incentive Plan

In May 2021, the Board approved the Farmhouse, Inc. Omnibus Incentive Plan (the “2021 OIP”). The 2021 OIP permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units, Other Stock-Based Awards and Cash-Based Awards. The maximum number of shares of common stock that may be issued pursuant to Awards under the 2021 OIP is 3,000,000. Stockholders holding a majority of the Company’s common stock outstanding ratified the 2021 OIP by written consent.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Restricted Stock Awards

A summary of the Company’s non-vested restricted stock awards as of September 30, 2022 and changes for the nine months then ended is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, December 31, 2021	150,000	$1.020
Awarded	1,070,000	0.190
Vested	(330,000)	(0.264)
Forfeited	-
Non-vested restricted stock awards, September 30, 2022	890,000	$0.260

In August 2021, the Board granted a Restricted Stock Award (“RSA”) of 200,000 shares of common stock under the 2021 OIP to the Company’s CFO. A total of 50,000 RSA shares vested during the year ended December 31, 2021, leaving a non-vested balance of 150,000 shares. During the three months ended September 30, 2022, the Board granted Restricted Stock Awards (“RSAs”) totaling 1,070,000 shares of common stock under the 2021 OIP to Company officers, directors, and consultants. The RSA shares generally vest over each of the following eight fiscal quarters following the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. The Company recognized stock-based compensation expense of $73,950 and $124,950 on vested RSA shares for the three and nine months ended September 30, 2022, respectively. The Company recognized stock-based compensation expense of $25,500 and $25,500 on vested RSA shares for the three and nine months ended September 30, 2021, respectively. Unrecognized stock-based compensation expense on the RSA shares was $231,350 as of September 30, 2022.

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

In October 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. In March 2018, the litigation was stayed so that the parties could pursue the claims by way of arbitration at Judicate West. In January 2020, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

In February 2021, a four-day arbitration hearing was held at Judicate West. In April 2021, the Arbitrator overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DLTA Judgment”). The DLTA Judgment awarded 49% of LAFI to DTLA as of the change of control in November 2017, along with a share of any profits from November 2017 to the present and going forward, accrued interest on those profits, and costs of bringing the litigation. The DLTA Judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis.

Following the issuance of DTLA Judgment, DTLA filed a motion for reimbursement of costs in the amount of $22,382. No objection was filed by LAFI and in June 2021, the amount was confirmed by the Los Angeles County Superior Court as a Judgment. In July 2021, DTLA received reimbursement costs in the amount of $22,382, which is recorded as other income for the year ended December 31, 2021.

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. Due to uncertainties, the impact of the DLTA Judgment has not been reflected in the accompanying consolidated financial statements as of September 30, 2022.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. The receiver is in the process of selling LAFI.

NOTE 10 – RELATED PARTIES

As discussed in Note 6, cash advances are provided to the Company for operating expenses by Company officers, who were owed $88,784 and $158,191 by the Company as of September 30, 2022 and December 31, 2022, respectively. Company officers own approximately 43.9% of the Company as of the date of this report. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 11.

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

Lease Commitment

The Company leased desk space in an incubator in San Francisco, CA at the rate of $700 per desk. This lease was vacated in October 2021. The Company owes the property owner $8,050 as of September 30, 2022, which is included in accrued liabilities on the accompanying balance sheet.

Indemnification Agreements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of September 30, 2022 and December 31, 2021.

NOTE 12 – GAIN ON SALE OF DOMAIN NAME

In June 2022, the Company received an unsolicited offer for $165,000, net of commission, for its domain name “blunt.com” from an unaffiliated party. Management considered this offer to be a fair arms-length price for a premium domain name and in July 2022, the Company sold the domain name. The domain name was a long-lived asset that was fully impaired and the Company is not in the business of buying and selling domain names. Accordingly, this sale is recorded as other income for the three and nine months ended September 30, 2022.

NOTE 13 – SUBSEQUENT EVENTS

As of November 14, 2022, the date of these unaudited interim condensed consolidated financial statements, there are no subsequent events that are required to be recorded or disclosed in the accompanying unaudited interim condensed consolidated financial statements other than those listed below and elsewhere in these unaudited interim condensed consolidated financial statements.

Restricted Stock Awards

Subsequent to September 30, 2022, the Board granted a Restricted Stock Award (“RSA”) of 24,000 shares of common stock under the 2021 OIP to a consultant. The RSA shares vest over each of the following four fiscal quarters, commencing December 31, 2022. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.

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

Corporate Overview

We are a leading connection platform in the legal cannabis industry. We connect the industry through multiple divisions including the @420 brand and @420 Twitter, and the WeedClub® Platform. Our @420 brand and @420 Twitter serve as trusted, influential properties that enable us to connect, promote and advocate for the industry. These properties leverage the WeedClub® Platform to drive valuable connections that have generated over $50 million in funding for cannabis startups, supplier connections for retail dispensaries, and more. We will continue to serve as a leading cannabis connection platform and branch its well-known brand into the budding web3 and metaverse. Every company needs Friends in High Places® and our multiple divisions to provide exactly that.

Recent Business Developments

In December 2021, we launched a Non-Fungible Token (NFT) Licensing Division dedicated to connecting the metaverse with cannabis brands. As a leader in technology, we established this division to bring NFTs to cannabis brands to create a symbiotic relationship between two fast-growing industries. Our NFT division explores how cannabis brands can connect with the metaverse through NFTs. It is a natural expansion of our brand and bridges the gap between physical cannabis brands and digital assets.

Our NFT Licensing Division experienced promising growth across cannabis brands and popular NFT collectors. We have grown our licensing vault to over 25 blue-chip NFTs spanning 8 collections including Bored Ape Yacht Club, CryptoPunks, Doodles, Mutant Ape Yacht Club, and Gutter Cat Gang. We also received encouraging sales data from our first brand activation which demonstrated a higher sell-through rate for NFT-branded products and increased social engagement for dispensaries.

This initial traction generated revenues in our three months ended September 30, 2022 and multiple new licensee leads across the cannabis and hemp industries, and our over 6,000 Twitter followers. These encouraging numbers led us to establish a Web3 advisory board that consists of influential NFT collectors with established followers in the top NFT communities. Our advisors work closely with us to guide web3 strategy, advise cannabis brands, and expand our web3 network. Their digitally native expertise and our cannabis network have unlocked multiple opportunities with cannabis and hemp brands.

In our DTLA litigation, a receiver was appointed by the Los Angeles County Superior Court in August 2022 to assume control of LAFI. The receiver is in the process of selling LAFI. See further discussion below.

Farmhouse Divisions

Our @420 brand and Twitter handle (with over 93,000 followers) serve as an influential brand that connects us with the greater public. Our Twitter handle enables the NFT division to forge valuable connections in the space and work with established projects.

The WeedClub® Platform is a premier networking platform with over 5,000 cannabis professionals and is the backbone of our Company. WeedClub® Platform is an established presence in the cannabis industry that people trust to make valuable connections. As we continue to expand our operations, WeedClub members benefit immensely from the added potential connections.

After four years of litigation, a Final Judgment was filed into the record in the Superior Court of California in the County of Los Angeles for case number BC681251 (the “DTLA Judgment”). The DTLA Judgment awarded 49% of an LA-based dispensary to DTLA. In addition to equity ownership, the DTLA Judgment awarded DTLA a share of any profits of this dispensary from November 2017 to the present and going forward along with accrued interest on those profits and the costs of bringing litigation. The DLTA Judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis.

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

Although ownership percentages over 20% would typically be accounted for using the equity method, we are accounting for this investment as an investment in equity securities due to the Company not having significant influence over the LA dispensary. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of the LA dispensary and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our interim condensed consolidated financial statements as of September 30, 2022.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. The receiver is in the process of selling LAFI. Reference is made to Note 9, Litigation, to the interim condensed consolidated financial statements included under Item 1 in this Report.

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

Liquidity and Capital Resources

Until such time we can raise additional capital or generate positive cash flow from operations, we will continue to be funded through short-term advances from Company Officers. We estimate we will need $2,500,000 in capital, after satisfying our debt obligations, to cover our ongoing expenses and to successfully market and expand our product offerings. This is only an estimate and may change as we receive feedback from customers and have a better feel of the demand and revenues from our new products. Both of these factors may change and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates. We intend to meet our cash requirements for the next 12 months equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

During the three months ended September 30, 2022, we received cash proceeds totaling $390,000. We sold domain name “blunt.com” for $165,000, net of commissions, and we received $225,000 under a litigation funding agreement with Legalist Fund III, LP (“Legalist”).  Legalist provides certain funding in advance of any collection in connection with our claims against LAFI.

For the nine months ended September 30, 2022, we had a net loss from operations of $639,595, consisting primarily of general and administrative and legal and professional expenses. In addition, as of September 30, 2022, we had stockholders’ deficit of $1,712,660. Our auditors have raised substantial doubt regarding our ability to continue as a going concern because of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. We anticipate that we will continue to report losses and negative cash flow. To date, we have financed our activities principally from the sale of common stock and loans from Company officers. We intend on financing our future working capital needs from these sources until such time that funds provided by our operations are sufficient to fund our working capital requirements. We believe that the loans from Company officers and funds raised from the sale of our common stock will allow us sufficient capital for operations and to continue as a going concern.

On February 1, 2022, the board of directors (“Board”) authorized an offering of up to 294,118 shares of restricted common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the nine months ended September 30, 2022, we sold 69,900 shares of common stock under this offering for proceeds of $59,415. This offering expired on August 1, 2022.

Results of Operations

We generate four types of revenue: subscription fees consisting of membership dues; affiliate advertising from links within the web properties; referral fees from strategic business introductions; and licensing revenues in connection with NFT Art License Agreements. Each of the above segments is dependent on leads generated within the Farmhouse ecosystem. Subscription fees were billed based on the types of membership privileges that Members such as being able to communicate privately with dispensary owners and other licensed operators. Affiliate advertising revenue is derived from the placement of web links on WeedClub, @420 Twitter, e-mail and social media primarily. Details regarding when each revenue stream is recognized are listed below:

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

(3)Referral fees. We generate referral fees when a business transaction is consummated between our Company, as referee, and a potential target company. Our performance obligation is met at the time such business transaction is consummated; accordingly, we recognize revenue at that point.

(4)License revenues. We generate revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purposes of creating, marketing, and selling a line of cannabis accessory products for retail sale in cannabis dispensaries. Our performance obligation is met over the term of the license agreement, accordingly, we recognize revenue ratably over the term of the license agreement.

Nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 (Unaudited)

Revenues generated for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended September 30,
	2022	2021

Subscription fees	$149	$695
Affiliate advertising	-	8,850
Referral fees	-	2,500
License revenues	7,474	-
	$7,623	$12,045

Subscription fees. We generated new subscriptions for the nine months ended September 30, 2022 and 2021 related to the WeedClub portal.

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

Referral fees. We generate referral fees when a business transaction is consummated between us and the potential target company. Such business transactions generally arise from the connections with company presenters during @420 events of which none were held during the nine months ended September 30, 2022. Accordingly, our revenues from referral fees declined from $2,500 to zero for the nine months ended September 30, 2022.

License revenues. We recognized license revenue of $7,474 for the nine months ended September 30, 2022. Of this total, $2,500 was an up-front license fee in connection with an NFT Art License Agreement. Under our NFT Art License Agreements, a licensee grants us a limited license to use one of their licensed NFT’s. We, in turn, license the NFT to California dispensaries to market and sell as a line of cannabis products using that NFT. We share profits from this license arrangement with the NFT licensee. A total of $4,974 of license revenues was earned for the nine months ended September 30, 2022 and the corresponding costs of revenues was $2,487, paid to the NFT licensee.

Operating expenses for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended September 30,
	2022	2021

General and administrative	$317,550	$316,308
Professional fees	327,087	309,440
Depreciation and amortization	94	883
	$644,731	$626,631

For the nine months ended September 30, 2022 and 2021, general and administrative expenses were $317,550 and $316,308, respectively, a decrease of approximately $1,200. Contributing factors to this increase were:

•Outside consulting fees increased by approximately $40,500, all of which was non-cash, stock-based fees in both nine-month periods. We have contracted with two advisors with experience in merger and acquisitions and one advisor to assist in expanding our NFT licensing reach to licensees and California dispensaries. Together their non-cash, stock-based fees were approximately $57,200 for the nine months ended September 30, 2022, compared to approximately $38,100 for the nine months ended September 30, 2021. In addition, consulting fees includes $21,375 of non-cash, stock-based fees to our independent director for vesting of a restricted stock award (“RSA”).

•Labor-related expenses decreased by approximately $15,200, due to consultant who stopped working for the Company in May 2022. Labor-related expenses included recognizing approximately $45,900 in stock-based fees for the nine months ended September 30, 2022, compared to approximately $61,100 for the nine months ended September 30, 2021.

•Public company related costs, including OTC filing fees, press releases and transfer agent costs increased by approximately $3,500, due primarily to increased OTCQB listing fees.

•Overall other general and administrative expenses, including website development, dues and subscriptions, rent and office expenses and travel and entertainment decreased by approximately $27,600 for the current nine-month period. Notably, rent decreased by approximately $9,500 as we vacated our offices and work virtual, and website development costs declined by approximately $16,000. All other expense categories generally decreased due to spending constraints by management.

For the nine months ended September 30, 2022 and 2021, professional fees were $327,087 and $309,440, respectively, an increase of approximately $17,600. Our professional fees for the nine months ended September 30, 2022 and 2021 were comprised of the following:

	Nine months ended September 30,
	2022	2021

Legal	$43,054	$88,976
Accounting and audit	169,222	127,430
Other professional fees	114,811	93,034
	$327,087	$309,440

Legal. Legal expenses decreased by approximately $45,900 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Contributing factors to this net decrease were:

•Legal fees to our corporate and securities counsel firms decreased by approximately $13,600.

•Legal fees to our patent and trademark counsel increased by approximately $2,600.

•Fees incurred by Judicate West, Planet Depot and court reporting related to our litigation against LAFI decreased by approximately $32,100, due to winding down of the active litigation.

•Our portion of the fees incurred by the Monitor to advance our litigation against LAFI decreased by approximately $5,200. In April 2021, the Arbitrator overseeing the arbitration hearing issued a judgment in our favor and against LAFI. This judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest we are entitled to be awarded. The costs of the Monitor are borne equally between the Company and LAFI. Between July and December 2021, the Monitor undertook a detailed forensic examination of LAFI. Reference is made to Note 9, Litigation, to the interim condensed consolidated financial statements included under Item 1 in this Report.

•Other miscellaneous legal expenses increased approximately $2,400.

Accounting and audit. Accounting and audit expenses increased by approximately $41,800 for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm increased by approximately $3,500 related to our annual fiscal year audit and quarterly reviews.

•Accounting fees for our contracted CFO services increased by approximately $33,500, which included approximately $81,200 in stock-based fees in the nine months ended September 30, 2022 compared to approximately $60,800 of stock-based fees recognized in the nine months ended September 30, 2021. In June 2022, our CFO reduced his monthly fees to $4,000, which is accrued and not paid.

•Accounting fees to our outside bookkeeping services increased by approximately $4,800.

Other professional fees. Other professional fees increased by approximately $21,800 for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 due to an increase in fees to our contracted software engineers and developers of our software technology platforms. Professional fees included approximately $108,800 in stock-based fees in the nine months ended September 30, 2022 compared to approximately $91,900 of stock-based fees recognized in the nine months ended September 30, 2021.

Interest expense. Interest expense increased by approximately $8,500 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Approximately $6,200 of the increase in interest expense was due to interest accrued on our unpaid liability to our predecessor law firm in the aforementioned litigation. This law firm resigned in April 2021 when we engaged a new “contingency-based” law firm and started accruing interest expense on their unpaid amount. The additional increase in interest expense of approximately $2,300 pertains to our two loan obligations during the nine months ended September 30, 2022.

Overall, for the nine months ended September 30, 2022, we reported a net loss of $515,364 compared to a net loss of $618,213 for the nine months ended September 30, 2021.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the nine months ended September 30, 2022 and 2021. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Nine months ended September 30,
	2022	2021

Net loss as reported	$515,364	$618,213
Less: Stock-based fees	(314,532)	(254,568)
Adjusted Net Loss	$200,832	$363,645

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Three months ended September 30, 2022, compared to the three months ended September 30, 2021 (Unaudited)

Revenues generated for the three months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,
	2022	2021

Subscription fees	$-	$149
Affiliate advertising	-	-
Referral fees	-	-
License revenue	4,974	-
	$4,974	$149

Subscription fees. We generated one new subscription for the three months ended September 30, 2021 related to the WeedClub portal.

License revenues. Under our NFT Art License Agreements, a licensee grants us a limited license to use one of their licensed NFT’s. We, in turn, license the NFT to California dispensaries to market and sell a line of cannabis accessory products using that NFT. We share profits from this license arrangement with the NFT licensee. A total of $4,974 of license revenues was earned for the three months ended September 30, 2022 and the corresponding costs of revenues was $2,487, paid to the NFT licensee.

Operating expenses for the three months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,
	2022	2021

General and administrative	$103,636	$130,337
Professional fees	73,294	118,004
Depreciation and amortization	-	294
	$176,930	$248,635

For the three months ended September 30, 2022 and 2021, general and administrative expenses were $103,636 and $130,337, respectively, a decrease of approximately $26,700. Contributing factors to this increase were:

•Outside consulting fees increased by approximately $14,400, all of which was non-cash, stock-based fees in both nine-month periods. We have contracted with two advisors with experience in merger and acquisitions and one advisor to assist in expanding our NFT licensing reach to licensees and California dispensaries. Together their non-cash, stock-based fees were approximately $28,500 for the three months ended September 30, 2022, compared to approximately $14,100 for the three months ended September 30, 2021. Current period consulting fees includes $21,375 of non-cash, stock-based fees to our independent director for vesting of a restricted stock award (“RSA”).

•Labor-related expenses decreased by approximately $16,900, due to consultant who stopped working for the Company in May 2022. Labor-related expenses included recognizing approximately $9,500 in stock-based fees for the three months ended September 30, 2022, compared to approximately $26,400 for the three months ended September 30, 2021.

•Public company related costs, including OTC filing fees, press releases and transfer agent costs decreased by approximately $3,400.

•Overall other general and administrative expenses, including website development, dues and subscriptions, rent and office expenses and travel and entertainment decreased by approximately $20,800 for the current three-month period. Notably, rent decreased by approximately $2,100 as we vacated our offices and work virtual, and website development costs declined by approximately $15,000. All other expense categories generally decreased due to spending constraints by management.

For the three months ended September 30, 2022 and 2021, professional fees were $73,294 and $118,003, respectively, a decrease of approximately $44,700. Our professional fees for the three months ended September 30, 2022 and 2021 were comprised of the following:

	Three months ended September 30,
	2022	2021

Legal	$9,844	$28,770
Accounting and audit	52,750	53,972
Other professional fees	10,700	35,262
	$73,294	$118,004

Legal. Legal expenses decreased by approximately $18,900 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Contributing factors to this net decrease were:

•Legal fees to our corporate and securities counsel firms decreased by approximately $10,400.

•Legal fees to our patent and trademark counsel increased by approximately $800.

•Fees incurred by Judicate West, Planet Depot and court reporting related to our litigation against LAFI decreased by approximately $2,300, due to winding down of the active litigation.

•Our portion of the fees incurred by the Monitor to advance our litigation against LAFI decreased by approximately $8,500 for the three months ended September 30, 2022. In April 2021, the Arbitrator overseeing the arbitration hearing issued a judgment in our favor and against LAFI. This judgment also appointed a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest we are entitled to be awarded. The costs of the Monitor are borne equally between the Company and LAFI. Between July and December 2021, the Monitor undertook a detailed forensic examination of LAFI. Reference is made to Note 9, Litigation, to the interim condensed consolidated financial statements included under Item 1 in this Report.

•Other miscellaneous legal expenses increased approximately $1,500.

Accounting and audit. Accounting and audit expenses decreased by approximately $1,200 for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm increased by approximately $4,500 related to our annual fiscal year audit and quarterly reviews.

•Accounting fees for our contracted CFO services decreased by approximately $7,200, which included approximately $30,200 in stock-based fees in the nine months ended September 30, 2022 compared to approximately $25,500 of stock-based fees recognized in the three months ended September 30, 2021. In June 2022, our CFO reduced his monthly fees to $4,000, which is accrued and not paid.

•Accounting fees to our outside bookkeeping services increased by approximately $1,500.

Other professional fees. Other professional fees decreased by approximately $24,600 for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 due to an increase in fees to our contracted software engineers and developers of our software technology platforms. Professional fees included approximately $5,700 in stock-based fees in the three months ended September 30, 2022 compared to approximately $35,200 of stock-based fees recognized in the three months ended September 30, 2021.

Interest expense. Interest expense increased by approximately $2,800 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Approximately $2,700 of the increase in interest expense was from interest accrued on our unpaid liability to our predecessor law firm in the aforementioned litigation. This law firm resigned in April 2021 when we engaged a new “contingency-based” law firm and started accruing interest expense on their unpaid amount. Additionally, there was an increase in interest expense of approximately $100 on our two loan obligations during the three months ended September 30, 2022.

Overall, for the three months ended September 30, 2022, we reported a net loss of $25,068 compared to a net loss of $224,721 for the three months ended September 30, 2021.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the three months ended September 30, 2022 and 2021. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Three months ended September 30,
	2022	2021

Net loss as reported	$25,068	$224,721
Less: Stock-based fees	(73,950)	(103,987)
Adjusted Net Loss (income)	$48,882	$120,734

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Cash Flows

The following table summarizes the sources and uses of cash for the nine months ended September 30, 2022 and 2021, respectively:

	Nine months ended September 30,
	2022	2021

Net cash used in operating activities	$(242,644)	(154,032)
Net cash provided by investing activities	165,000	-
Net cash provided by financing activities	189,978	195,120
Net change in cash and cash equivalents	$112,334	$41,088

Nine months ended September 30, 2022

Operating activities used $242,644 of cash, primarily resulting from our net loss for the nine months ended September 30, 2022 of $515,364, offset by non-cash stock-based compensation expense recorded for services rendered of $189,582 and non-cash stock-based compensation expense recorded for vested restricted stock awards of $124,950. Other uses of cash from operating activities were primarily from increases in accrued payroll and payroll taxes of $138,109 and accrued liabilities of $43,254, offset by a decrease in accrued legal fees of $52,843.

Investing activities provided $165,000 of cash for the nine months ended September 30, 2022. In June 2022, we received an unsolicited offer for $165,000, net of commission, for our domain name “blunt.com” from an unaffiliated party. We considered this offer to be a fair arms-length price for a premium domain name and in July 2022, we sold the domain name. The domain name was a long-lived asset that was fully impaired and we are not in the business of buying and selling domain names. Accordingly, this sale is recorded as other income for the three and nine months ended September 30, 2022.

Financing activities provided $189,979 of cash for the nine months ended September 30, 2022. Financing activities consisted of $59,415 in proceeds from the sale of common stock and $232,620 of borrowings on notes payable, including $225,000 in borrowings under a litigation funding agreement (see below). These were offset by repayment of a note payable of $32,650 and repayment of advances from company officers of $69,407.

On June 21, 2022, we executed a Litigation Funding Agreement with Legalist Fund III, LP (“Legalist”), whereby Legalist will provide certain funding, in advance of any collection, in connection with certain claims that we have against the LA dispensary. The terms of the Litigation Funding Agreement provide for committed funds of $325,000 with a first tranche of $225,000 and the second tranche of $100,000. With respect to the second tranche, we have the option of drawing down the $100,000 in a lump sum payment but we are under no obligation to draw down the second tranche. On July 15, 2022, we received the first tranche of $225,000.

Upon collection of any claims in the LAFI litigation, Legalist’s recovery is 0.85 of the committed funds then in effect, if repayment in full prior to 12 months, and 0.27 of the committed funds then in effect for every additional four months, if repayment in full occurs thereafter. In addition, Legalist was granted a security interest on all of our assets.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. Cash and cash equivalents were $116,114 and $3,780 as of September 30, 2022 and December 31, 2021, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to September 30, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

We are a party to legal proceedings by our Farmhouse DTLA.

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

Although ownership percentages over 20% would typically be accounted for using the equity method, we are accounting for this investment as an investment in equity securities due to the Company not having significant influence over the LA dispensary. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of the LA dispensary and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our interim condensed consolidated financial statements as of September 30, 2022.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. The receiver is in the process of selling LAFI. Reference is made to Note 9, Litigation, to the interim condensed consolidated financial statements included under Item 1 in this Report.

ITEM 1A.  RISK FACTORS

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

On February 1, 2022, the Board authorized an offering of up to 294,118 shares of common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. For the nine months ended September 30, 2022, we sold 69,900 shares of common stock under this offering for proceeds of $59,415. This offering expired on August 1, 2022.

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

Common Stock Issuances

A summary of our common stock transactions for the nine months ended September 30, 2022 is as follows:

•We sold 69,900 shares of common stock for cash proceeds of $59,415.

•We issued 193,500 shares of common stock for services rendered and recorded an expense of $189,582 for the nine months ended September 30, 2021 based on the closing price of our common stock on the OTCQB market.

•We granted Restricted Stock Awards of 1,070,000 shares of common stock under our 2021 Omnibus Incentive Plan to officers, directors, and consultants.

As a result of these transactions, we have 17,027,950 shares of common stock outstanding as of September 30, 2022.

A summary of our common stock transactions for the nine months ended September 30, 2021 is as follows:

•We sold 8,000 shares of common stock for cash proceeds of $6,000.

•We issued 246,178 shares of common stock for services rendered and recorded an expense of $229,068 for the nine months ended September 30, 2021 based on the closing price of our common stock on the OTC Pink market.

•We sold 238,236 shares of common stock under the Offering for proceeds of $121,500.

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

•We granted a Restricted Stock Award of 200,000 shares of common stock under our Omnibus Incentive Plan to a Company officer. See Note 8.

As a result of these transactions, we have 15,618,050 shares of common stock outstanding as of September 30, 2021.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on November 14, 2022.

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