Form 10-K
period 2022-12-31
FARMHOUSE, INC. /NV
filed 2023-04-20
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Yes ☐ No [X]

As of March 31, 2023, the last business day of the registrant’s most recently completed quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $699,294 based on the closing price per share (or $0.08), of the registrant’s common stock as quoted by the OTCQB market.

As of April 20, 2023, the date of this Report, there were 17,075,950 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

FARMHOUSE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to the expected effects on its business from the coronavirus (“COVID-19”) pandemic. The Company generally uses the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond its control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

Corporate Overview

We are a holding company with multiple divisions dedicated to connecting professionals and brands in the legal cannabis industry. We are built on two core competencies–trust and connection. Our divisions provide solutions that leverage our trusted brand and facilitate valuable connections across the cannabis industry. We connect the industry through multiple divisions including the @420 brand and @420 Twitter, and the WeedClub® Platform. Our @420 brand and @420 Twitter serve as trusted, influential properties that enable the Company to connect, promote and advocate for the industry. We will continue to serve as a leading cannabis connection platform and branch its well-known brand into the budding web3 and metaverse.

2022 Business Developments

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

Farmhouse Divisions

Each division solves a unique problem within an industry navigating state-by-state regulations and an uncertain federal regulatory landscape. This environment has created a fragmented cannabis market that emphasizes the importance of a trusted facilitator to make value-added connections across the supply chain in our industry.

•@420. Our consumer-facing brand and Twitter handle (with over 100,000 followers) serve as an influential brand that connects us with the greater public. Our Twitter handle enables the NFT division to forge valuable connections in the space and work with established projects.

•WeedClub®. Weedclub is one of the first social networks for cannabis professionals with over 5,000 members, generating thousands of valuable connections. WeedClub is an established presence in the cannabis industry that people trust to make valuable connections. As we continue to expand our operations, WeedClub members benefit immensely from the added potential connections.

•Web3 division (“Vault”): Our newest division that connects cannabis brands with licensing opportunities with influential digital collectible holders and communities to develop new brands that appeal to digitally-native consumers.

Current and Future Plan of Operations

The COVID-19 pandemic catalyzed a behavioral shift to digital connection and verifiable trust. This shift thrust blockchain technology and digital collectibles to the forefront as virtual groups transformed into supportive, thriving communities centered around digital collectible brands. The top brands generate immense value (intrinsic and financial) while building highly loyal, engaged communities.

As we transitioned our company online, we started researching and participating in this behavioral shift. Many established brands attempted to enter this space, but few understood the collaborative, accretive culture and failed to gain traction within the community. We positioned our web3 division to leverage our core competencies to drive value for the digital collectible community and our shareholders.

Our web3 (“Vault”) division connects cannabis companies to intellectual property (IP) licensing opportunities from digital collectible holders to launch digitally-native cannabis brands. Since our launch of our Vault division in December 2021, we have developed relationships with six digital collectible holders to seed our IP vault with over 25 blue-chip brands. These brands include Bored Ape Yacht Club, Mutant Ape Yacht Club, Bored Ape Kennel Club, CryptoPunks, CrypToadz, Doodles, Meebits, and Gutter Cat Gang.

Our most notable licensed IP is Mutant Ape Yacht Club #30000, “Mega Robot”, one of twelve Mega Mutants, the rarest NFTs in the Bored Ape Yacht Club (BAYC) universe. Mega Mutants have sold for over $1,000,000 with the Mega Serum previously selling for $5.8 million.

In July 2022, we launched our first cannabis activation with Oro Blanco (BAYC #2186) and Urbana to debut a branded cannabis strain across three retail stores in San Francisco. The initial results generated encouraging monthly and quarterly sell-through rates and sales which informed our decision to further build out our Vault division.

In order to understand web3 culture and the overall market, we developed an advisory board of web3-native experts. Our advisory board helps guide our strategy and decision-making across social media, community, art and branding, and product development. Each advisor has built a personal brand and is well-known across the community.

In August 2022, we began developing the concept for a Mega Robot cannabis line with Bronx Extracts. This brand builds on our key learnings from the Oro Blanco launch which highlighted the need for standout packaging paired with curated cannabis. This collaboration pairs the premium IP of Mega Robot with premium cannabis sourced and developed by Bronx Extracts to create a brand that appeals to everyday consumers.

The Mega Robot x Bronx Extracts cannabis line is set to launch in 1H23 in California. The brand will demonstrate the power of our cannabis network combined with our advisory board to launch a brand that appeals to all consumers, including digitally-native ones.

Revenues

We generate four types of revenue: subscription fees consisting of membership dues; affiliate advertising from links within the web properties; referral fees from strategic business introductions; and license fees. Each of the above revenue streams are dependent on leads generated within the Farmhouse ecosystem. Details regarding when each revenue stream is recognized are listed below:

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

(4)License revenues. We generate revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. We recognize revenue ratably over the term of the license agreement.

Revenues generated for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

Subscription fees	$149	$893
Affiliate advertising	-	8,850
Referral fees	-	2,500
License revenues	10,112	-
	$10,261	$12,243

The corresponding costs of revenues associated with license revenues was $3,806 during the year ended December 31, 2022 and the corresponding costs of revenue associated with affiliate advertising revenues was $8,000 for the year ended December 31, 2021.

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

Employees and Independent Contractors

As of April 20, 2023, we have three full-time employees, including our executive officers. We plan to hire additional employees and engage consultants on an as-needed basis. We also have relationships with several independent contractors who provide services to it on a regular basis.

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

More Information

We are required to file annual, quarterly, and current reports, proxy statements and other information with the SEC. These filings are not deemed to be incorporated by reference into this Form 10-K. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

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

In August 2017, our subsidiary, DTLA. entered into a Strategic Consulting Agreement (the “SCA”) with Absolute Herbal Pain Solutions, Inc., a medical marijuana growing, and retail company based in Los Angeles that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). The SCA provided for DTLA to invest substantial sums of money into LAFI and also to provide management services for LAFI going forward. In exchange, LAFI agreed to provide DTLA with a share of any future profits and a 49% equity stake in LAFI. Following the SCA, in excess of $700,000 was spent by DTLA to stabilize LAFI’s finances and pay critical bills. In addition, DTLA brought in an outside management company with expertise in running grow and retail operations. Subsequent to DTLA providing funding and management resources to LAFI, DTLA and its management team were locked out of the LAFI facility in late October 2017.

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

Following the issuance of DTLA Judgment, DTLA filed a motion for reimbursement of costs in the amount of $22,382. No objection was filed by LAFI and in June 2021, the amount was confirmed by the Los Angeles County Superior Court as a Judgment. In July 2021, DTLA received reimbursement costs in the amount of $22,382, which was recorded as other income for the year ended December 31, 2021.

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. Due to uncertainties, the impact of the DLTA Judgment has not been reflected in the accompanying consolidated financial statements as of December 31, 2022.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of April 20, 2022, the date of these consolidated financial statements, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment.

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

Quarter Ended	Low	High

June 30, 2023 (1)	$0.06	$0.08
March 31, 2023	$0.08	$0.49
December 31, 2022	$0.14	$0.94
September 30, 2022	$0.15	$1.48
June 30, 2022	$0.52	$1.51
March 31, 2022	$0.52	$1.96
December 31, 2021	$0.52	$3.50
September 30, 2021	$0.52	$2.00
June 30, 2021	$0.51	$2.05
March 31, 2021	$0.51	$1.40

(1)Through April 20, 2023, the date of this Report.

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

Holders of Common Stock

As of December 31, 2022, we had 17,075,950 shares of common stock issued and outstanding, held by 134 stockholders of record and approximately 215 stockholders in street name.

As of April 20, 2023, the date of this Report, we had 17,075,950 shares of common stock issued and outstanding, held by 134 stockholders of record and approximately 215 stockholders in street name.

Dividends and Share Repurchases

We have not paid any dividends to stockholders and do not intend to pay cash dividends on its common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors. Also, there are no restrictions which would limit our ability to pay dividends on our Common Stock.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

A summary of our common stock transactions during the year ended December 31, 2022 is as follows:

•We sold 69,900 shares of common stock for cash proceeds of $59,415.

•We granted Restricted Stock Awards of 1,118,000 shares of common stock under our 2021 Omnibus Incentive Plan to Company officers, directors, and consultants.

•We issued 193,500 shares of common stock for services rendered and recorded an expense of $189,582 during the year ended December 31, 2022 based on the closing price of our common stock on the OTCQB market.

As a result of these transactions, we had 17,075,950 shares of common stock outstanding as of December 31, 2022.

A summary of our common stock transactions during the year ended December 31, 2021 is as follows:

•We sold 246,236 shares of common stock for proceeds of $127,500.

•We issued 39,844 shares of common stock for anti-dilution protection to five investors who invested at a per share price higher than the Offering Price in the preceding 12 months.

•We granted a Restricted Stock Award of 200,000 shares of common stock under the Company’s 2022 Omnibus Incentive Plan to a Company officer.

•We issued 30,000 shares of common stock in settlement of $30,000 of liabilities and recognized a gain on extinguishment of debt in connection with this settlement.

•We issued 322,678 shares of common stock for services rendered and recorded an expense of $345,768 during the year ended December 31, 2021 based on the closing price of our common stock on the OTCQB market.

As a result of these transactions, we had 15,694,550 shares of common stock outstanding as of December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our officers and board of directors did not purchase shares in the open market during the years ended December 31, 2022 and 2021.

Stock Option Grants

We have not granted any stock options.

Registration Rights

There are no registration rights as of April 20, 2023, the date of this Report.

Stock transfer agent

Our stock transfer agent is Securities Transfer Corporation, 2901 N. Dallas Parkway, Suite 380, Plano, TX 75093. Their phone number is (469) 633-0101 and their website is www.stctransfer.com.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. We use United States GAAP financial measures in the MD&A, unless otherwise noted. All the GAAP financial measures used by us in this report relate to the inclusion of financial information. This MD&A should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2022 and 2021 included under Item 8 in this Report. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. See the cautionary language at the beginning of this Report regarding forward-looking statements.

Corporate Overview

We are a holding company with multiple divisions dedicated to connecting professionals and brands in the legal cannabis industry. We are built on two core competencies–trust and connection. Our divisions provide solutions that leverage our trusted brand and facilitate valuable connections across the cannabis industry. We connect the industry through multiple divisions including the @420 brand and @420 Twitter, and the WeedClub® Platform. Our @420 brand and @420 Twitter serve as trusted, influential properties that enable the Company to connect, promote and advocate for the industry. We will continue to serve as a leading cannabis connection platform and branch its well-known brand into the budding web3 and metaverse.

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

For the years ended December 31, 2022 and 2021, we generated revenues of $10,261 and $12,243, respectively, and we reported net losses of $442,782 and $975,579, respectively. We had negative cash flow from operating activities of $252,793 and $210,232, respectively. As of December 31, 2022, we had an accumulated deficit of $5,744,699 and total shareholders’ deficit of $1,583,916.

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

In February 2022, the board of directors (“Board”) authorized an offering of up to 294,118 shares of restricted common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. During the year ended December 31, 2022, we sold 69,900 shares of common stock under this offering for proceeds of $59,415. The offering expired on August 1, 2022.

In June 2022, we sold our domain name “blunt.com” to an unaffiliated party for $165,000. This was recorded as other income during the year ended December 31, 2022. Also in June 2022, we executed a Litigation Funding Agreement with Legalist Fund III, LP (“Legalist”), whereby Legalist provided $225,000 of funding to the Company. This was recorded as investment income during the year ended December 31, 2022.

Related party matters

The terms of any transaction determined to be with related parties are presented to the board of directors (other than any interested director) for approval and documented in the corporate minutes. Cash advances are commonly provided by our officers for operating expenses and direct payment of Company expenses. Company officers were owed $44,882 and $158,191 as of December 31, 2022 and 2021, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. During the year ended December 31, 2022, Company officers made cash advances of zero and were repaid $113,309. During the year ended December 31, 2021, Company officers made cash advances of $24,620 and were repaid $14,857. The Company also paid the Company officers the accrued interest of $1,937 during the year ended December 31, 2021. The cash advances are non-interest bearing and are unsecured.

Company officers own approximately 43.8% of the Company as of December 31, 2022. We have agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year.

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

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of April 20, 2022, the date of these consolidated financial statements, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment.

Under GAAP accounting, ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our consolidated financial statements as of December 31, 2022.

Results of Operations

Year ended December 31, 2022 compared to the year ended December 31, 2021

For the years ended December 31, 2022 and 2021, we generated revenues of $10,261 and $12,243, respectively, a decrease of approximately $2,000. We generated four types of revenue for the years ended December 31, 2022 and 2021, as follows:

	Years ended December 31,
	2022	2021

Subscription fees	$149	$893
Affiliate advertising	-	8,850
Referral fees	-	2,500
License fees	10,112	-
	$10,261	$12,243

Subscription fees. We generated new subscriptions for the year ended December 31, 2022 and 2021 related to the WeedClub portal.

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

Referral fees. We generate referral fees when a business transaction is consummated between us and the potential target company. Such business transactions generally arise from the connections with company presenters during @420 events of which none were held during the year ended December 31, 2022. Accordingly, our revenues from referral fees declined from $2,500 to zero for the year ended December 31, 2022.

License revenues. We recognized license revenue of $10,112 for the year ended December 31, 2022. Of this total, $2,500 was an up-front license fee in connection with an NFT Art License Agreement. Under our NFT Art License Agreements, a licensee grants us a limited license to use one of their licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. We, in turn, license the NFT to California dispensaries to market and sell as a line of branded cannabis and hemp products and accessories using that NFT. We share profits from this license arrangement with the NFT licensee. A total of $7,612 of license revenues was earned for the year ended December 31, 2022 and the corresponding costs of revenues was $3,806 paid to the NFT licensee.

For the years ended December 31, 2022 and 2021, general and administrative expenses were $403,372 and $451,012, respectively, a decrease of approximately $47,700. Contributing factors to this decrease were:

•Outside consulting fees increased by approximately $21,500. We have contracted with two advisors with experience in merger and acquisitions and one advisor to assist in expanding our NFT licensing reach to licensees and California dispensaries. Together their non-cash, stock-based fees were approximately $65,500 for the year ended December 31, 2022 compared to approximately $54,900 for the year ended December 31, 2021. In addition, consulting fees includes $23,800 of non-cash, stock-based fees to our independent director for vesting of a restricted stock award (“RSA”).

•Labor-related expenses decreased by approximately $37,200, due to consultant who stopped working for the Company in May 2022. Labor-related expenses included recognizing approximately $55,400 in stock-based fees for the year ended December 31, 2022 compared to approximately $95,200 for the year ended December 31, 2021.

•Public company related costs, including OTC filing fees, press releases and transfer agent costs increased by approximately $2,900, due primarily to increased OTCQB listing fees.

•Overall other general and administrative expenses, including website development, dues and subscriptions, rent and office expenses and travel and entertainment decreased by approximately $34,900 for the current year period. Notably, rent decreased by approximately $11,500 as we vacated our offices to work virtual, and website development costs declined by approximately $12,500. All other expense categories generally decreased due to spending constraints by management.

For the years ended December 31, 2022 and 2021, professional fees were $382,371 and $522,476, respectively, a decrease of approximately $140,100. Our professional fees the years ended December 31, 2022 and 2021 were comprised of the following:

	Years ended December 31,
	2022	2021

Legal	$43,390	$189,985
Accounting and audit	218,471	182,057
Other professional fees	120,510	150,434
	$382,371	$522,476

Legal. Legal expenses decreased overall by approximately $146,600 for the year ended December 31, 2022 compared to the year ended December 31, 2021. Contributing factors to this increase were:

•Legal fees to our corporate and securities counsel firms decreased by approximately $9,600.

•Legal fees to our patent and trademark counsel increased by approximately $2,400.

•Fees incurred by Judicate West, Planet Depot and court reporting related to our litigation against LAFI decreased by approximately $33,400, due to winding down of the active litigation.

•Our portion of the fees incurred by the Monitor to advance our litigation against LAFI decreased by approximately $106,200 due to winding down of the active litigation. The costs of the Monitor were borne equally between the Company and LAFI. Reference is made to Note 9, Litigation, to the interim condensed consolidated financial statements included under Item 1 in this Report.

•Other miscellaneous legal expenses increased approximately $200.

Accounting and audit. Accounting and audit expenses increased by approximately $36,400 for the year ended December 31, 2022 compared to the year ended December 31, 2021. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm increased by approximately $4,000 related to our annual fiscal year audit and quarterly reviews.

•Accounting fees for our contracted CFO services increased by approximately $26,200, which included approximately $111,500 in stock-based fees in the year ended December 31, 2022 compared to approximately $86,300 of stock-based fees recognized in the year ended December 31, 2021. In June 2022, our CFO reduced his monthly fees to $4,000, which is accrued and not paid.

•Accounting fees to our outside bookkeeping services increased by approximately $6,200.

Other professional fees. Other professional fees decreased by approximately $30,000 for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to a decrease in fees to our contracted software engineers and developers of our software technology platforms. Professional fees included approximately $114,500 in stock-based fees in the year ended December 31, 2022 compared to approximately $150,400 of stock-based fees recognized in the year ended December 31, 2021.

Other (income) and expenses for the years ended December 31, 2022 and 2021 were as follows:

	Years ended December 31,
	2022	2021

Recovery of expense in litigation	$-	$(22,382)
Gain on extinguishment	-	(14,220)
Gain on sale of domain name	(165,000)	-
Investment income	(225,000)	-
Interest expense	53,150	41,758
	$336,850	$(5,156)

Recovery of expense in litigation. Following the issuance of a judgment against LAFI, we filed a motion for reimbursement of costs in the amount of $22,382. No objection was filed by LAFI and we received reimbursement of these costs during the year ended December 31, 2021.

Gain on extinguishment. For the year ended December 31, 2021, we settled debt with shares of our common stock which resulted in a gain on extinguishment of debt for the difference between the amount of debt settled and the fair value of the shares of common stock issued based on the closing price of the Company’s common stock on the OTCQB market.

Gain on sale of domain name. During the year ended December 31, 2022, we sold our domain name “blunt.com” to an unaffiliated party for $165,000, which was recorded as other income.

Investment income. During the year ended December 31, 2022, we executed a Litigation Funding Agreement with Legalist, whereby Legalist provided $225,000 of funding, which was recorded as investment income.

Interest expense. Interest expense increased by approximately $11,400 for the year ended December 31, 2022 compared to the year ended December 31, 2021. Approximately $9,200 of the increase in interest expense was due to interest accrued on our unpaid liability to our predecessor law firm in the aforementioned litigation. This law firm resigned in April 2021 when we engaged a new “contingency-based” law firm and started accruing interest expense on their unpaid amount. The additional increase in interest expense of approximately $2,200 pertains to our two loan obligations during the year ended December 31, 2022.

Overall, for the year ended December 31, 2022, we reported a net loss of $442,782 compared to a net loss of $975,579 for the year ended December 31, 2021.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the year ended December 31, 2022 and 2021. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Years ended December 31,
	2022	2021

Net loss as reported	$442,782	$975,579
Less: Stock-based fees	(370,694)	(396,768)
Adjusted Net Loss	$72,088	$578,811

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Cash Flows

The following table summarizes the sources and uses of cash for the years ended December 31, 2022 and 2021, respectively:

	Years ended December 31,
	2022	2021

Net cash used in operating activities	$(252,793)	$(210,232)
Net cash provided by (used in) investing activities	390,000	(250)
Net cash provided by (used in) financing activities	(78,924)	210,356
Net increase (decrease) in cash and cash equivalents	$58,283	$(126)

Year ended December 31, 2022. Operating activities used $252,793 of cash, primarily resulting from our net loss for the year ended December 31, 2022 of $442,782, investment income of $225,000, a gain on the sale of a domain name of $165,000, and a decrease in accrued legal fees offset by non-cash stock-based fees issued for services rendered by consultants and professionals of $370,694 and increases in accounts payable, accrued payroll and other accrued liabilities. Investing activities provided $390,000 of cash for the year ended December 31, 2022 resulting from proceeds of $165,000 from the sale of a domain name and a Litigation Funding Agreement with Legalist, whereby Legalist provided $225,000 of funding which is effectively proceeds from the Company’s investment in LAFI. Financing activities consisted of $59,415 in proceeds from the sale of common stock and $7,620 of borrowings on notes payable. These were offset by repayment of a note payable of $32,650 and repayment of advances from company officers of $113,309.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $62,063 and $3,780 as of December 31, 2022 and 2021, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 6258)F-2

Consolidated Financial Statements

Consolidated Balance SheetsF-3

Consolidated Statements of OperationsF-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) F-5

Consolidated Statements of Cash FlowsF-6

Notes to the Consolidated Financial StatementsF-7

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Farmhouse, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Farmhouse, Inc. as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Farmhouse, Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Farmhouse, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Farmhouse, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mac Accounting Group & CPAs, LLP

We have served as Farmhouse, Inc.'s auditor since 2018.

Midvale, Utah

April 20, 2023

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$62,063	$3,780
Prepaid expenses	3,810	3,750
Total current assets	65,873	7,530

Property and equipment, net	-	94
Intangible assets	-	250
Total assets	$65,873	$7,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,181	$9,500
Accrued legal fees	348,137	391,067
Accrued payroll and payroll taxes	945,608	761,463
Accrued liabilities	156,050	100,796
Accrued interest payable	48,931	38,070
Convertible notes payable	45,000	45,000
Notes payable	50,000	75,030
Due to related parties	44,882	158,191
Total current liabilities	1,649,789	1,579,117

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 295,000,000 shares authorized, 17,075,950 and 15,694,550 shares issued and outstanding, respectively	1,708	1,570
Additional paid-in capital	4,159,075	3,729,104
Accumulated deficit	(5,744,699)	(5,301,917)
Total stockholders’ deficit	(1,583,916)	(1,571,243)
Total liabilities and stockholders’ deficit	$65,873	$7,874

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

	2022	2021

REVENUES
Net revenues	$10,261	$12,243
Costs of revenues	(3,806)	(8,000)
Gross margin	6,455	4,243

OPERATING EXPENSES
General and administrative	403,372	451,012
Professional fees	382,371	522,476
Depreciation and amortization	94	1,178
Impairment of intangible assets	250	-
Total operating expenses	786,087	974,666

LOSS FROM OPERATIONS	(779,632)	(970,423)

OTHER INCOME (EXPENSE):
Recovery of expense in litigation	-	22,382
Gain on extinguishment	-	14,220
Gain on sale of domain name	165,000	-
Investment income	225,000	-
Interest expense	(53,150)	(41,758)
Total other income (expense)	336,850	(5,156)
NET LOSS BEFORE INCOME TAXES	(442,782)	(975,579)
Income tax expense	-	-
NET LOSS	$(442,782)	$(975,579)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	16,376,154	15,217,653

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2020	14,855,792	$1,486	$3,189,140	$(4,326,338)	$(1,135,712)

Common stock sold	246,236	25	127,475	-	127,500
Common stock issued for "anti-dilution" protection	39,844	4	(4)	-	-
Common stock issued for Restricted Stock Award	200,000	20	(20)	-	-
Stock-based compensation on RSA's vested	-	-	51,000	-	51,000
Common stock issued for settlement of liabilities	30,000	3	15,777	-	15,780
Common stock issued for services	322,678	32	345,736	-	345,768
Net loss	-	-	-	(975,579)	(975,579)
Balance at December 31, 2021	15,694,550	1,570	3,729,104	(5,301,917)	(1,571,243)

Common stock sold	69,900	7	59,408	-	59,415
Common stock issued for Restricted Stock Award	1,118,000	112	(112)	-	-
Stock-based compensation on RSA's vested	-	-	181,112	-	181,112
Common stock issued for services	193,500	19	189,563	-	189,582
Net loss	-	-	-	(442,782)	(442,782)
Balance at December 31, 2022	17,075,950	$1,708	$4,159,075	$(5,744,699)	$(1,583,916)

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(442,782)	$(975,579)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and amortization	94	1,178
Stock issued for services	189,582	345,768
Stock-based compensation on RSA's vested	181,112	51,000
Gain on extinguishment of debt	-	(14,220)
Impairment of intangible assets	250	-
Investment income	(225,000)	-
Gain on sale of domain name	(165,000)
Changes in operating assets and liabilities:
Prepaid expenses	(60)	(3,750)
Accounts payable	1,681	(1,471)
Accrued legal fees	(42,930)	123,940
Accrued payroll and payroll taxes	184,145	184,142
Accrued liabilities	55,254	71,785
Deferred revenue	-	(3,000)
Accrued interest payable	10,861	9,975
Net cash used in operating activities	(252,793)	(210,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible Assets	-	(250)
Proceeds from the sale of domain name	165,000	-
Settlement from equity security investment	225,000	-
Net cash provided by (used in) investing activities	390,000	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	59,415	127,500
Proceeds from borrowings on Note Payable	7,620	75,030
Repayment of borrowings on Note Payable	(32,650)	-
Borrowings of related party debt and short-term advances	-	24,620
Repayment of related party debt and short-term advances	(113,309)	(16,794)
Net cash provided by (used in) financing activities	(78,924)	210,356

NET CHANGE IN CASH	58,283	(126)
CASH AT BEGINNING OF PERIOD	3,780	3,906
CASH AT END OF PERIOD	$62,063	$3,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$1,253	$1,937
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for extinguishment of debt	$-	$15,780
Common stock issued for "anti-dilution" protection	$-	$4

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Prior to the Acquisition, in August 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. On April 8, 2022, DTLA was awarded a 49% equity interest in a Los Angeles based multi- licensed cannabis retail dispensary, grow, manufacturer and distributor called Los Angeles Farmers, Inc. (“LAFI”). Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our consolidated financial statements as of December 31, 2022. See Note 9.

Current Operations

The Company is a technology company with multiple cannabis related divisions and IP, including the WeedClub® Platform, the @420 Twitter handle and a Web3 division. The WeedClub® Platform is a cannabis social network platform that enables industry professionals to connect, discover products and services and scale their businesses. Within the WeedClub® Platform, members utilize an increasing set of technology-based tools for discovering professional connections and information. The Company’s @420 Twitter handle serves as a public platform to engage with cannabis enthusiasts. The Company’s Web3 division, launched in December 2021, facilitates licensing opportunities between established cannabis brands and influential digital collectible holders to launch digital collectible branded products and accessories.

Going Concern and Management Plans

The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, the Company had a net loss from operations of $779,632, consisting primarily of general and administrative and legal and professional expenses. In addition, as of December 31, 2022, the Company had stockholders’ deficit of $1,583,916. In view of these matters, the recoverability of any asset amounts shown in the accompanying consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed its activities principally from the sale of its common stock and loans from Company officers. The Company intends to finance its future working capital needs from these sources until such time that funds provided by operations are sufficient to fund working capital requirements. Management believes that the current cash on hand, loans from Company officers and funds raised from the sale of its common stock allow the Company sufficient capital for operations and to continue as a going concern.

In February 2022, the board of directors (“Board”) authorized an offering of up to 294,118 shares of restricted common stock at $0.85 per share, providing proceeds of up to $250,000, to be offered and sold only to investors that qualify as “accredited investors” as that term is defined in Regulation D. During the year ended December 31, 2022, the Company sold 69,900 shares of common stock under this offering for proceeds of $59,415. The offering expired on August 1, 2022. See Note 7.

In June 2022, the Company received an unsolicited offer for $165,000, net of commission, for its domain name “blunt.com” from an unaffiliated party. Management considered this offer to be a fair arms-length price for a premium domain name and in July 2022, the Company sold the domain name. This was recorded as other income during the year ended December 31, 2022. See Note 12.

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

Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2022 and 2021 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses for the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash as of December 31, 2022. The Company places its cash with high credit quality financial institutions.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The need for an allowance for uncollectible amounts is evaluated quarterly. No allowance for doubtful accounts was considered necessary as of December 31, 2022 and 2021.

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

Intangible Assets

Intangible assets are comprised of cryptocurrency and acquired domain names. The useful life of intangible assets is indefinite. In accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other, the Company reviews the carrying value of its intangible assets whenever circumstances indicate that an intangible asset’s carrying amount may not be recoverable, or if no interim circumstances exist, on the financial statement date. As of December 31, 2022, the Company held $250 of cryptocurrency.

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

Revenue Recognition

In accordance with ASC No. 606, Revenue Recognition, the Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. During the years ended December 31, 2022 and 2021, the Company generated four types of revenue, including:

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

(3)Referral fees. The Company generates referral fees when a business transaction is consummated between the Company, as referee, and a potential target company. The Company performance obligation is met at the time such business transaction is consummated; accordingly, the Company recognizes revenue at that point.

(4)License revenues. The Company generates revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met over the term of the license agreement; accordingly, the Company recognizes revenue ratably over the term of the license agreement.

Revenues generated during the years ended December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

Subscription fees	$149	$893
Affiliate advertising	-	8,850
Referral fees	-	2,500
License revenues	10,112	-
	$10,261	$12,243

The corresponding costs of revenues associated with license revenues were $3,806 for the year ended December 31, 2022 and the corresponding costs of revenues for affiliate advertising revenues was $8,000 for the year ended December 31, 2021.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC No. 260, Earnings per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock for the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. As of December 31, 2022 and 2021, the Company had a convertible note with a principal balance of $45,000 and $45,000, respectively. This note is convertible at a conversion price the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. See Note 6.

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

Related Parties

The Company follows ASC No. 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. This guidance requires that transactions with related parties that would have influence on decision making be disclosed so that readers of these consolidated financial statements can evaluate their significance.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	December 31,
	2022	2021

Computer equipment	$7,312	$7,312
Less: Accumulated depreciation	(7,312)	(7,218)
	$-	$94

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally three years. Depreciation expense was $94 and $1,178 for the years ended December 31, 2022 and 2021, respectfully.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible note payable is comprised of a sole promissory note in the amount of $45,000 as of December 31, 2022 and 2021, respectively. Principal and interest was originally due on July 4, 2018 and is currently in default. The convertible note payable bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense on the convertible note payable was $8,101 and $8,099 for the years ended December 31, 2022 and 2021, respectively. Accrued interest on the convertible note payable was $44,295 and $36,194 as of December 31, 2022 and 2021, respectively.

The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in the accompanying consolidated financial statements as of December 31, 2022 and 2021.

NOTE 5 – NOTES PAYABLE

Notes payable is comprised of the following:

	December 31,
	2022	2021

Borrowing under loan agreement, 6% per annum, personally guaranteed.	$50,000	$50,000
Note payable, 6% per annum, unsecured.	-	25,030
	$50,000	$75,030

During the year ended December 31, 2021, the Company entered into a loan agreement, not to exceed $75,000. with an unaffiliate individual (“Lender”) and borrowed $50,000 as a first advance. This loan bears interest at 6% per annum and was due six months after the first advance. At the Lender’s sole discretion, the maturity date may be extended, but remains in default. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan, the Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan and is liable for any amounts remaining due and owed if unpaid. Interest expense on this loan was $3,001 and $1,635 for the years ended December 31, 2022 and 2021, respectively. Accrued interest on this loan was $4,636 and $1,635 as of December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, the Company borrowed $25,030 from an unrelated party. During the year ended December 31, 2022, the Company borrowed an additional $7,620 from the same party. These loans bore interest at 6% per annum, During the year ended December 31, 2022, the entire loan payable to this party totaling $32,650, together with accrued interest of $1,253, was paid in full.

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totaled $44,882 and $158,191 as of December 31, 2022 and 2021, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. During the year ended December 31, 2022, Company officers were repaid $113,309. During the year ended December 31, 2021, Company officers made cash advances of $24,620 and were repaid $14,857. The Company also paid the Company officers the accrued interest of $1,937 during the year ended December 31, 2021. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 43.8% of the Company as of December 31, 2022. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 10.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company’s authorized capital consists of 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The board of directors, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of any series of preferred stock as established. As of December 31, 2022 and 2021, the Company had no shares of preferred stock issued or outstanding.

Common stock transactions

A summary of the Company’s common stock transactions during the year ended December 31, 2022 is as follows:

•The Company sold 69,900 shares of common stock for cash proceeds of $59,415.

•The Company issued 193,500 shares of common stock for services rendered. The Company recorded an expense of $189,582 during the year ended December 31, 2022 based on the closing price of the Company’s common stock on the OTCQB market.

•The Company granted Restricted Stock Awards of 1,118,000 shares of common stock under the Company’s 2021 Omnibus Incentive Plan to Company officers, directors, and consultants. See Note 8.

As a result of these transactions, the Company has 17,075,950 shares of common stock outstanding as of December 31, 2022.

A summary of the Company’s common stock transactions during the year ended December 31, 2021 is as follows:

•The Company sold 246,236 shares of common stock for proceeds of $127,500.

•The Company issued 39,844 shares of common stock for anti-dilution protection to five investors who invested at a per share price higher than the Offering Price in the last 12 months.

•The Company granted a Restricted Stock Award of 200,000 shares of common stock under the Company’s 2022 Omnibus Incentive Plan to a Company officer. See Note 8.

•The Company issued 30,000 shares of common stock in settlement of $30,000 of liabilities and recognized a gain on extinguishment of debt in connection with this settlement, which is recorded as other income during the year ended December 31, 2021.

•The Company issued 322,678 shares of common stock for services rendered. The Company recorded an expense of $345,768 during the year ended December 31, 2021, based on the closing price of the Company’s common stock on the OTCQB market.

As a result of these transactions, the Company has 15,694,550 shares of common stock outstanding as of December 31, 2021.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to affect shares that could be issued in connection the conversion of the convertible note. See Note 4. This note is convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of December 31, 2022 and 2021.

NOTE 8 – STOCK-BASED COMPENSATION

2022 Omnibus Incentive Plan

On May 12, 2022, the Board and majority shareholders approved the Farmhouse, Inc. Omnibus Incentive Plan (the “2022 OIP”). The 2022 OIP permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Units, Other Stock-Based Awards and Cash-Based Awards. The maximum number of shares of common stock that may be issued pursuant to Awards under the 2022 OIP is 3,000,000. Stockholders holding a majority of the Company’s common stock outstanding signed a consent authorizing the 2022 OIP.

Any options to be granted under the 2022 OIP may be either “incentive stock options,” as defined in Section 422A of the Internal Revenue Code, or “non-statutory stock options,” subject to Section 83 of the Internal Revenue Code, at the discretion of the Board and as reflected in the terms of the written option agreement. The option price shall not be less than 100% of the fair market value of the optioned common stock on the date the option is granted. The option price shall not be less than 110% of the fair market value of the optioned common stock for an optionee holding at the time of grant, more than 10% of the total combined voting power of all classes of stock of the Company. Options become exercisable based on the discretion of the Board of the Company and must be exercised within ten years from the date of grant (five years from date of grant for Company employees and directors).

Any restricted stock awards to be granted under the 2022 OIP are issued and measured at fair market value on the date of grant and become vested in various monthly or quarterly installments from the date of grant, subject to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awards is based solely on time vesting. Stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.

Restricted Stock Awards

A summary of the Company’s non-vested restricted stock awards as of December 31, 2022 and 2021 and changes for the years then ended is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, Dec. 31, 2020	-	$-
Awarded	200,000	1.020
Vested	(50,000)	(1.020)
Forfeited	-	-
Non-vested restricted stock awards, Dec. 31, 2021	150,000	1.020
Awarded	1,118,000	0.194
Vested	(516,000)	(0.351)
Forfeited	-
Non-vested restricted stock awards, Dec. 31, 2022	752,000	$0.251

During the year ended December 31, 2021, the Board granted a Restricted Stock Award (“RSA”) of 200,000 shares of common stock under the 2021 OIP to the Company’s CFO. The RSA shares vest 25,000 shares over each of the following eight fiscal quarters starting September 30, 2021.

During the year ended December 31, 2022, the Board granted RSAs totaling 1,070,000 shares of common stock under the 2021 OIP to Company officers, directors, and consultants. The RSA shares generally vest over each of the following eight fiscal quarters following the grant date.

RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $181,112 and $51,000, respectively.

As of December 31, 2022, there was $188,424 of unrecognized stock-based compensation expense on the RSA shares. The unrecognized stock-based compensation expense is expected to be recognized as follows:

For the fiscal year ended December 31,
2023	$155,174
2024	33,250
2025	-
2026	-
2027	-
Total	$188,424

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

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. Due to uncertainties, the impact of the DLTA Judgment has not been reflected in the accompanying consolidated financial statements as of December 31, 2022.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of April 20, 2022, the date of these consolidated financial statements, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment.

NOTE 10 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company used an effective tax rate of 21% when calculating the deferred tax assets and liabilities and income tax provision below.

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	2022	2021

Deferred tax assets:
Net operating loss carryforward	$737,300	$904,200
Accrued payroll	184,300	184,000
Accumulated depreciation	52,000	98,700
Valuation allowance	(973,600)	(1,186,900)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021

Book income (loss)	$(93,000)	$(204,900)
Depreciation	(5,600)	(6,300)
Meals and entertainment	200	-
Other non-deductible expenses	77,800	83,300
Payroll Expense	35,700	35,700
Excess book gain on disposal over tax	(22,100)	-
Valuation allowance	7,000	92,200
	$-	$-

As of December 31, 2022, the Company has federal and state net operating loss carryforwards of approximately $3,511,000 that may be offset against future taxable income beginning in 2022 through 2041. No tax benefit has been reported in the December 31, 2022 consolidated financial statements since the potential tax benefit is offset by a valuation allowance for the same amount.  Tax years that remain subject to examination are 2018 and forward.

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

The Company has not completed a study to assess whether an ownership change has occurred. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed, and any limitation is known, no amounts are considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization because of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

NOTE 11 – RELATED PARTIES

As discussed in Note 7, cash advances are provided to the Company for operating expenses by Company officers, who are owed $44,882 and $158,191 by the Company as of December 31, 2022 and 2021, respectively. Company officers own approximately 44.7% of the Company as of December 31, 2022. The Company has agreed to indemnify Company officers for certain events or occurrences arising because of the officer or director serving in such capacity. See Note 12.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management’s opinion, upon consultation with legal counsel, there are no contractual obligations or current litigation that will materially affect the Company’s consolidated financial position or results of operations.

Lease Commitment

The Company leased desk space in an incubator in San Francisco, CA at the rate of $700 per desk. This lease was vacated in October 2021. The Company owes the property owner $8,050 as of December 31, 2022, which is included in accrued liabilities on the accompanying balance sheet.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of December 31, 2022 and 2021.

NOTE 13 – Other income / (expense)

Gain on Sale of Domain Name

During the year ended December 31, 2022, the Company received an unsolicited offer for $165,000, net of commission, for its domain name “blunt.com” from an unaffiliated party. Management considered this offer to be a fair arms-length price for a premium domain name and the Company sold the domain name. The domain name was a long-lived asset, and the Company is not in the business of buying and selling domain names. Accordingly, this sale is recorded as other income during the year ended December 31, 2022.

Investment Income

During the year ended December 31, 2022, the Company executed a Litigation Funding Agreement with Legalist Fund III, LP (“Legalist”), whereby Legalist will provide certain funding, in advance of any collection, in connection with certain claims that the Company has against LAFI. See Note 9. The terms of the Litigation Funding Agreement provide for committed funds of $325,000 with a first tranche of $225,000 and the second tranche of $100,000 (“Funder Costs Amount”). The Company received the first tranche of $225,000 during the year ended December 31, 2022. With respect to the second tranche, the Company has the option of drawing down the $100,000 in a lump sum payment but is under no obligation to draw down the second tranche. Upon collection of any claims in the LAFI litigation, Legalist’s recovery is 0.85 of the committed funds then in effect, if repayment in full prior to 12 months, and 0.27 of the committed funds then in effect for every additional four months if repayment in full occurs thereafter (“Funder Recovery Amount”). In addition, Legalist was granted a security interest on the assets of the Company.

Pursuant to the Litigation Funding Agreement, if the proceeds from the LAFI litigation are insufficient to pay in full both the Funder Costs Amount and Funder Recovery Amount, then such proceeds shall be applied exclusively and entirely to Legalist, after which no further amount will be owed to Legalist. If no proceeds are ever received from the LAFI litigation, then Legalist loses their investment. The Company has determined that the money received from Legalist is not a loan and is effectively proceeds from their investment in LAFI which the Company is accounting for as an investment in equity securities with no value due to uncertainties surrounding the value of LAFI. Accordingly, the Company has recorded this as investment income for the year ended December 31, 2022.

NOTE 14 – SUBSEQUENT EVENTS

As of April 20, 2022, the date of these consolidated financial statements, there are no subsequent events that are required to be recorded or disclosed in the accompanying consolidated financial statements as of and for the year ended December 31, 2022.

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

As of December 31, 2022, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Horowitz, Chief Executive Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. We concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on the evaluation under the framework in COSO, management concluded that our internal controls over financial reporting was ineffective as of December 31, 2022 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect its internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current executive officers and directors and additional information concerning them are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed

Evan Horowitz	Chief Executive Officer and Director	50	January 28, 2014
Michael Landau	Chief Technical Officer, Secretary, Treasurer and Director	51	January 28, 2014
Scott Bostick	Director	57	August 13, 2020
Lanny R. Lang	Chief Financial Officer	64	February 8, 2021

Our directors are appointed for a one-year term holding office until the next annual general meeting of its shareholders or until removed from office in accordance with its bylaws. Our officers are appointed by the board of directors and hold office until removed by the board. All officers and directors listed above will remain in the office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Our board of directors appoints officers annually and each executive officer serves at the discretion of our board of directors.

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

Director and Officer Biographical Information

Evan Horowitz – Chief Executive Officer and Director

Evan Horowitz, 50, is the Co-Founder and has been the Chief Executive Officer and Director since the Company's inception in January 2014. Mr. Horowitz’s primary responsibilities include the management and execution of our business development, market strategies, social media and brand development. Prior to Farmhouse, he was Co-Founder and Chief Executive Officer of multiple technology businesses primarily in the affiliate networking, advertising and domaining channels. As Co-Inventor on two prior-issued and subsequently monetized technology patents, he has firsthand intellectual property expertise related to branding, marketing, startups, defense and growth. Mr. Horowitz attended The University of California, Berkeley from 1990-1995 and studied Mass Communications.

Michael Landau – Chief Technical Officer, Secretary, Treasurer and Director

Michael Landau, 51, is the Co-Founder, Chief Technical Officer, Secretary, Treasurer and Director since the Company’s inception in January 2014. Mr. Landau is responsible for the online operations and development of our technology platforms. Prior to Farmhouse, he was the Co-Founder and Chief Technical Officer of Essociate Inc., an affiliate marketing, mobile development and domain name marketplace company. He has more than 20-years of experience developing web and mobile applications. Mr. Landau obtained an BS Degree in Economics and Computer Science from The University of California, Berkeley, 1994, and a J.D. from University of California, Hastings College of the Law, 1998. He is a member of the California Bar Association.

Scott Bostick – Director

Scott Bostick, 57, has been a Director of the Company since July 2017. Over his career, Mr. Bostick has held numerous commercial leadership positions throughout the healthcare vertical from healthcare information technology, medical technology, medical device and pharmaceuticals. He is currently managing partner for Bostick Properties, LLC since January 2022. From October 2019 to January 2022, he was the Chief Executive Officer for ReddyPort, a medical technologies company. From 2017 to 2019, he was the Chief Operating Officer for NextGen Healthcare (NXGN), a U.S. healthcare solutions provider. From 2016 to 2017, he was the Chief Commercial Officer at NextGen. Prior to joining NextGen, Mr. Bostick was Senior Vice President, Americas Commercial Operations for CareFusion (CFN), a global MedTech company. From 2009 to 2010, he was the Senior Vice President and General Manager for the Pyxis Medication Dispensing business unit of CareFusion. Mr. Bostick has a BS Degree from the University of Florida, 1987, and completed executive leadership development from Boston University.

Lanny R. Lang – Chief Financial Officer

On February 8, 2021, the board of directors elected Lanny R. Lang, 64, to the position of Chief Financial Officer pursuant to a management contract with Lang Financial Services, Inc. (“LFSI”). Mr. Lang has over 35 years of CFO-related restructuring, financial consulting, reverse merger, capital structuring, financial process and SEC financial reporting experience. He has been the principal of LFSI, a private management and accounting consulting firm, since 1993. From July 2017 to June 2018, he was the CFO of ORhub, Inc. – OTC: ORHB. From 1995 and July 2017, he was the CFO, Secretary and a director of Aztore Capital Corp. and its predecessor, Aztore Holdings, Inc. Pursuant to Advisory Agreement with LFSI, Mr. Lang is also currently the CFO of House of Jane Inc. – OTC:HOJI since February 2019. Since May 2022, Mr. Lang is also the CFO and Secretary of 3Win Corp. Mr. Lang started his career with Price Waterhouse (now PWC) in Minneapolis, Minnesota and obtained a BA Degree in Accounting from the University of Northern Iowa, 1980.

During the years ended December 31, 2022 and 2021, there were no formal meetings of our board of directors.  The directors authorize material action by written consent executed contemporaneously with the action.

We currently do not have a nominating, compensation, audit committee, or committees performing similar functions, nor is there a written nominating, compensation, or audit committee charter. Currently, the entire board of directors is performing the functions of such committees. In lieu of an Audit Committee, our board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent registered public accounting firm. The board of directors, the Chief Executive Officer, and the Chief Financial Officer review our internal accounting controls, practices, and policies.

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

Code of Ethics

We have not adopted a formal Code of Ethics, but we intend to adopt a formal Code of Ethics in the future.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide the Company with copies of those filings. Based solely on the review of the copies of such forms received by the Company, or written representations from certain reporting persons, during the year ended December 31, 2022, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Family Relationships

There are no family relationships among our officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by the Company in the past two years ending December 31, 2022 for our principal executive officer or other individual serving in a similar capacity, and the two most highly compensated executive officers, other than the principal executive officer, who were serving as corporate officers as of December 31, 2022. For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Evan Horowitz, CEO (1)	12/31/22	$85,000	$0	$9,500	$0	$0	$0	$0	$94,500
	12/31/21	$85,000	$0	$0	$0	$0	$0	$0	$85,000
Michael Landau, CTO (2)	12/31/22	$85,000	$0	$9,500	$0	$0	$0	$0	$94,500
	12/31/21	$85,000	$0	$0	$0	$0	$0	$0	$85,000
Lanny R. Lang, CFO (3)	12/31/22	$0	$0	$111,500	$0	$0	$0	$64,000	$175,500
	12/31/21	$0	$0	$88,264	$0	$0	$0	$63,000	$151,264

(1)Mr. Horowitz, our CEO, accrues a salary of $85,000, which is unpaid for the years ended December 31, 2022 and 2021. The amount shown as Stock Award is stock-based compensation expense on RSA shares vested during the periods presented.

(2)Mr. Landau, our CTO, accrues a salary of $85,000, which is unpaid for the years ended December 31, 2022 and 2021. The amount shown as Stock Award is stock-based compensation expense on RSA shares vested during the periods presented.

(3)Mr. Lang, our CFO (contracted through Lang Financial Services, Inc.) is paid on a contract basis and is not a W-2 employee. The amount shown as Stock Award is stock-based compensation expense on RSA shares vested during the periods presented. For the year ended December 31, 2021, such amount also includes 51,694 shares of common stock valued at $37,264 based on the closing price of the Company’s common stock on the OTCQB market. Other Compensation includes monthly service fees which are accrued and unpaid for the years ended December 31, 2022 and 2021.

Outstanding Equity Awards at Year End

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2022:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)	Market Value Of Shares Or Units Of Stock That have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Evan Horowitz, CEO	-	-	-	-	-	150,000	$21,000	-	-
Michael Landau, CTO	-	-	-	-	-	150,000	$21,000	-	-
Lanny R. Lang, CFO	-	-	-	-	-	200,000	$28,000	-	-

(1)Market value based on the closing price per share of common stock as quoted by the OTCQB market as of December 31, 2022.

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

Director Compensation

The following table sets forth for each director, certain information concerning their compensation for the year ended December 31, 2022.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualifited Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Evan Horowitz	$0	$0	$0	$0	$0	$0	$0
Michael Landau	$0	$0	$0	$0	$0	$0	$0
Scott Bostick	$0	$0	$0	$0	$0	$0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth, as of March 20, 2023 certain information concerning the beneficial ownership of the Company’s capital stock by:

•each stockholder known by the Company to own beneficially 5% or more of any class of its outstanding stock;

•each director;

•each named executive officer;

•all of the Company’s executive officers and directors as a group; and \

•each person, or group of affiliated persons, who is known by the Company to beneficially own more than 5% of any class of its outstanding stock.

As of December 31, 2022, the Company had authorized 295,000,000 shares of common stock, par value $0.0001, of which there were 17,075,950 shares of common stock outstanding. As of April 20, 2023, the authorized stock and shares of common stock outstanding remained the same.

Beneficial ownership is as follows:

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Evan Horowitz, CEO and Director (3)	548 Market St., PMB 90355 San Francisco, CA 94104	3,614,272	22.11%

Michael Landau, CTO and Director (3)	548 Market St., PMB 90355 San Francisco, CA 94104	3,614,272	22.11%

Lanny R. Lang, CFO (4)	120 E. Rio Salado Pkwy, #303 Tempe, AZ 85281	301,964	1.84%

Scott Bostick, Director (5)	548 Market St., PMB 90355 San Francisco, CA 94104	363,569	2.23%

Executive Officers and Directors as a Group (4 Person)		7,894,077	48.29%

(1)Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the Company’s common stock. Except as otherwise noted, the Company believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of its common stock beneficially owned by them, subject to community property laws, where applicable.

(2)Shares of common stock underlying options, warrants, restricted stock awards, or notes currently exercisable or convertible or exercisable within 60 days of April 20, 2023 are considered outstanding and beneficially owned by the person holding such securities for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person.

(3)Shares and percentages include 3,539,275 shares owned and 75,000 vested shares of common stock issued pursuant to a restricted stock award under the Company’s Equity Incentive Plan and Restricted Stock Award Agreement. Excludes 125,000 shares of common stock which are subject to future vesting.

(4) Shares and percentages include 51,694 shares owned by Lang Financial Services, Inc. and 250,000 vested shares of common stock issued pursuant to a restricted stock award under the Company’s Equity Incentive Plan and Restricted Stock Award Agreement. Excludes 150,000 shares of common stock which are subject to future vesting.

(5)Shares and percentages include 226,069 shares owned and 137,500 vested shares of common stock issued pursuant to a restricted stock award under the Company’s Equity Incentive Plan and Restricted Stock Award Agreement. Excludes 62,500 shares of common stock which are subject to future vesting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As set out below, as of December 31, 2022, there have been no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the total assets at year-end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest: any director or executive officer of the Company; any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; any promoters and control persons; and any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Cash advances are provided by our officers for operating expenses and direct payment of Company expenses. During the year ended December 31, 2022, Company officers made cash advances of zero and were repaid $113,309. During the year ended December 31, 2021, Company officers made cash advances of $24,620 and were repaid $14,857. We also paid the Company officers accrued interest of $1,937 during the year ended December 31, 2021. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 43.8% of the Company as of December 31, 2022. We have agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Accounting Fees

Below is the aggregate amount of fees billed for professional services rendered by Mac Accounting Group & CPAs, LLP, our independent registered public accounting firm, with respect to the years ended December 31, 2022 and 2021.

	December 31,
	2022	2021

Audit fees	$31,500	$$27,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$31,500	$27,500

Pre-Approval Policies and Procedures

Currently, we do not have a separately designed Audit Committee. Instead, the entire board of directors performs those functions. Accordingly, the board of directors was responsible for pre-approving all services provided by MAC Accounting Group & CPAs, LLP. The above fees were reviewed and approved by the board of directors.

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

*Filed herewith.

ITEM 16. FORM 10–K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on April 20, 2023.

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