Form 10-Q
period 2023-03-31
FARMHOUSE, INC. /NV
filed 2023-05-16
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
or

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

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of May 15, 2023 is 17,075,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

March 31, 2023

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

Item 1.Legal Proceedings33

Item 1A.Risk Factors34

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds34

Item 3.Defaults Upon Senior Securities36

Item 4.Mine Safety Disclosures36

Item 5.Other Information36

Item 6.Exhibits36

SIGNATURE37

CERTIFICATIONS38

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,678	$62,063
Accounts receivable	1,069	-
Prepaid expenses	7,980	3,810
Total current assets	17,727	65,873

Property and equipment, net	-	-
Total assets	$17,727	$65,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,795	$11,181
Accrued legal fees	357,921	348,137
Accrued payroll and payroll taxes	991,644	945,608
Accrued liabilities	168,050	156,050
Accrued interest payable	51,667	48,931
Convertible notes payable	45,000	45,000
Notes payable	50,000	50,000
Due to related parties	26,622	44,882
Total current liabilities	1,714,699	1,649,789

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 17,075,950 and 17,075,950 shares issued and outstanding, respectively	1,708	1,708
Additional paid-in capital	4,217,334	4,159,075
Accumulated deficit	(5,916,014)	(5,744,699)
Total stockholders’ deficit	(1,696,972)	(1,583,916)
Total liabilities and stockholders’ deficit	$17,727	$65,873

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31,
(unaudited)

	2023	2022

REVENUES
Revenues	$1,069	$-
Costs of revenues	(535)	-
Gross margin	534	-

OPERATING EXPENSES
General and administrative	84,679	92,586
Professional fees	74,650	125,729
Depreciation and amortization	-	94
Total operating expenses	159,329	218,409

LOSS FROM OPERATIONS	(158,795)	(218,409)

OTHER INCOME (EXPENSE):
Interest expense	(12,520)	(15,808)
Total other income (expense)	(12,520)	(15,808)

NET LOSS	$(171,315)	$(234,217)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,075,950	15,753,092

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2023
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2022	17,075,950	$1,708	$4,159,075	$(5,744,699)	$(1,583,916)

Stock-based compensation on RSA's vested	-	-	58,259	-	58,259
Net loss	-	-	-	(171,315)	(171,315)
Balance at March 31, 2023	17,075,950	$1,708	$4,217,334	$(5,916,014)	$(1,696,972)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(unaudited)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,315)	$(234,217)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	-	94
Stock issued for services	-	69,412
Stock-based compensation on RSA's vested	58,259	25,500
Changes in operating assets and liabilities:
Accounts receivable	(1,069)	-
Prepaid expenses	(4,170)	(3,870)
Accounts payable	12,614	(455)
Accrued legal fees	9,784	28,480
Accrued payroll and payroll taxes	46,036	46,036
Accrued liabilities	12,000	20,254
Accrued interest payable	2,736	3,106
Net cash used in operating activities	(35,125)	(45,660)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	35,105
Borrowings on note payable	-	7,620
Repayment of related party debt and short-term advances	(18,260)	(16)
Net cash provided by financing activities	(18,260)	42,709

NET CHANGE IN CASH	(53,385)	(2,951)
CASH AT BEGINNING OF PERIOD	62,063	3,780
CASH AT END OF PERIOD	$8,678	$829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Prior to the Acquisition, in August 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. In April 2021, DTLA was awarded a 49% equity interest in a Los Angeles based multi-licensed cannabis retail dispensary, grow, manufacturer and distributor called Los Angeles Farmers, Inc. (“LAFI”). Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our unaudited interim condensed consolidated financial statements as of March 31, 2023. See Note 9.

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

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2023,

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

the Company had a net loss from operations of $158,795 and as of March 31, 2023, the Company had stockholders’ deficit of $1,696,972. In view of these matters, the recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2023 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements contained in this Report have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 20, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

Use of Estimates

Operating results for interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Significant estimates include the carrying value of property and equipment, grant date fair value of options, deferred tax assets and any related valuation allowance and related disclosure of contingent assets and liabilities. The Company evaluates its estimates based on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited interim condensed consolidated balance sheets. We evaluate the collectability of our accounts receivable and determine the appropriate allowance for doubtful accounts based on a combination of factors. When we become aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount we reasonably expect to collect.

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

The Company generates revenue from the following sources:

(1)Subscription fees. Subscription fees related to the WeedClub portal are received at the time of purchase. The Company’s performance obligation is to provide services over a fixed subscription period; accordingly, the Company recognizes revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date.

(2)License revenues. The Company generates revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met over the term of the license agreement; accordingly, the Company recognizes revenue ratably over the term of the license agreement.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Revenues generated for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022

Subscription fees	$-	$-
License revenues	1,069	-
	1,069	-
Less: Costs of revenues associated with license revenues	(535)	-
	$534	$-

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

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. As of March 31, 2023 and December 31, 2022, the Company had one convertible note with a principal value of $45,000. This note is convertible at a conversion price the note holder and the Company agree on and therefore the number of shares it is convertible into is not determinable.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)

Computer equipment	$7,312	$7,312
Less: Accumulated depreciation	(7,312)	(7,312)
	$-	$-

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally three years. Depreciation expense was zero and $94 for the three months ended March 31, 2023 and 2022, respectively.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable is comprised of a promissory note to an unrelated individual in the amount of $45,000 as of March 31, 2023 and December 31, 2022, respectively. Principal and interest was originally due in July 2018 and is currently in default. The loan bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense related to the convertible note payable was $1,997 and $1,998 for the three months ended March 31, 2023 and 2022, respectively. Accrued interest on the convertible note payable was $46,292 and $44,295 as of March 31, 2023 and December 31, 2022, respectively.

The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in these unaudited interim condensed consolidated financial statements as of March 31, 2023 and December 31, 2022.

NOTE 5 – NOTES PAYABLE

In June 2021, the Company entered into a loan agreement, not to exceed $75,000, with an unaffiliated individual (“Lender”) and borrowed $50,000 as a first advance. This loan bears interest at 6% per annum, and is due three months after the first advance, or such an earlier date that the Lender may demand payment, which may not be earlier than 60 days after the first advance (“Maturity Date”). As of March 31, 2023, this loan is in default. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan agreement, the Company’s Chief Executive Officer personally and unconditionally guarantees the timely repayment of the loan and is liable for any amounts remaining due and owed following the Maturity Date. Interest expense on this borrowing was $739 and $740 for the three months ended March 31, 2023 and 2022, respectively. Accrued interest on this borrowing was $5,375 and $4,636 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totaled $26,622 and $44,882 as of March 31, 2023 and December 31, 2022, respectively. These amounts are comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the three months ended March 31, 2023, Company officers made cash advances of zero and were repaid $18,260. For the three months ended March 31, 2022, Company officers made cash advances of zero and were repaid $16. The cash advances are non-interest bearing and are unsecured.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Designation of Series A Preferred stock

The Board has designated 500,000 shares of the Company’s authorized preferred stock as Series A 10% Cumulative Convertible Participating Preferred Stock (the “Series A Preferred”). No shares of Series A Preferred have been issued.

The Series A Preferred bears a 10% cumulative dividend and has a per share liquidation preference equal to $1.00 plus any unpaid dividends (“Liquidation Preference”). Dividends must be declared by the Board to become payable. If cash dividends were to be paid, the Series A Preferred would have preference in payment of dividends over the common stock and any other series of preferred stock later designated. Each dollar of Series A Preferred and any accumulated dividends are initially convertible into five shares of the Company’s common stock, or $.20 per share (the “Conversion Price”). The Conversion Price will be adjusted if there are dilutive issuances. Shares may be converted at any time at the election of the holders. There are no mandatory conversion provisions of the Series A Preferred. Starting one year after issuance, the Series A Preferred may be redeemed by the Company upon 30 days’ notice, subject to prior conversion at any time.

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

Common stock transactions

The Company has 17,075,950 shares of common stock outstanding as of March 31, 2023. There were no common stock transactions for the three months ended March 31, 2023. A summary of common stock transactions for the three months ended March 31, 2022 is as follows:

•The Company sold 41,300 shares of common stock for cash proceeds of $35,105.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

•The Company issued 100,500 shares of common stock for services rendered. The Company recorded an expense of $69,412 for the three months ended March 31, 2022 based on the closing price of the Company’s common stock on the OTCQB market.

As a result of these transactions, the Company had 15,836,350 shares of common stock outstanding as of March 31, 2022.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to affect shares that could be issued in connection with the conversion of the convertible note payable. See Note 4. This note is convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of March 31, 2023 and December 31, 2022.

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

Restricted Stock Awards

A summary of the Company’s non-vested restricted stock awards as of March 31, 2023 and changes for the three months then ended is presented below:

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, Dec. 31, 2022	752,000	$0.251
Awarded	-	-
Vested	(192,000)	0.303
Forfeited	-	-
Non-vested restricted stock awards, March 31, 2023	560,000	$0.232

RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $58,259 and $25,500, respectively. As of March 31, 2023, there was $130,165 of unrecognized stock-based compensation expense on the RSA shares.

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

Following the issuance of DTLA Judgment, DTLA filed a motion for reimbursement of costs in the amount of $22,382. No objection was filed by LAFI and in June 2021, the amount was confirmed by the

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Los Angeles County Superior Court as a Judgment. In July 2021, DTLA received reimbursement costs in the amount of $22,382, which is recorded as other income for the year ended December 31, 2022.

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. Due to uncertainties, the impact of the DLTA Judgment has not been reflected in the accompanying interim condensed consolidated financial statements as of March 31, 2023.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of May 15, 2022, the date of these unaudited interim condensed consolidated financial statements, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment.

NOTE 10 – RELATED PARTIES

As discussed in Note 6, cash advances are provided to the Company for operating expenses by Company officers, who were owed $26,622 and $44,882 by the Company as of March 31, 2023 and December 31, 2022, respectively. Company officers own approximately 44.7% of the Company as of the date of this report. The Company has agreed to indemnify Company officers for certain events or occurrences arising from the officer or director serving in such capacity. See Note 11.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In the management’s opinion, upon consultation with legal counsel, there are no contractual obligations or current litigation that will materially affect the Company’s unaudited interim condensed consolidated financial position or results of operations.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising from the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of March 31, 2023 and December 31, 2022.

NOTE 12 – SUBSEQUENT EVENTS

As of May 15, 2023, the date of these unaudited interim condensed consolidated financial statements, there are no subsequent events that are required to be recorded or disclosed in the accompanying unaudited interim condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our interim condensed consolidated financial statements and related notes contained elsewhere in this Report, as well as our Annual Report on Form 10-K for the three months ended March 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2023. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

•Web3 division (“Vault”): Our newest division that connects cannabis brands with licensing opportunities with influential digital collectible holders and communities to develop new brands that appeal to digitally native consumers.

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

Our web3 (“Vault”) division connects cannabis companies to intellectual property (IP) licensing opportunities from digital collectible holders to launch digitally native cannabis brands. Since our launch of our Vault division in December 2021, we have developed relationships with six digital collectible holders to seed our IP vault with over 25 blue-chip NFTs. These NFTs include Bored Ape Yacht Club, Mutant Ape Yacht Club, Bored Ape Kennel Club, CryptoPunks, CrypToadz, Doodles, Meebits, and Gutter Cat Gang.

Our most notable licensed NFT is Mutant Ape Yacht Club #30000, “Mega Robot”, one of twelve Mega Mutants, the rarest NFTs in the Bored Ape Yacht Club (BAYC) universe. Mega Mutants have sold for over $1,000,000 with the Mega Serum previously selling for $5.8 million.

In July 2022, we launched our first cannabis activation with Oro Blanco (BAYC #2186) and Urbana to debut a branded cannabis strain across three retail stores in San Francisco. The initial results generated encouraging monthly and quarterly sell-through rates and sales which informed us of our decision to further build out our Vault division.

To better understand web3 culture and the overall market, we developed an advisory board of web3-native experts. Our advisory board helps guide our strategy and decision-making across social media, community, art and branding, and product development. Each advisor has built a personal brand and is well-known across the community.

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

The Mega Robot x Bronx Extracts cannabis line launched in February 2023, and we recognized $1,069 of licensing revenues during the three months ended March 31, 2023. The Mega Robot brand will demonstrate the power of our cannabis network combined with our advisory board to launch a brand that appeals to all consumers, including digitally native ones.

Liquidity and Capital Resources

Until such time we can raise additional capital or generate positive cash flow from operations, we will continue to be funded through short-term advances from the Company officers, borrowings under promissory notes and sales of restricted common stock under various offerings. We estimate we will need $2,500,000 in capital, after satisfying our debt obligations, to cover our ongoing expenses and to successfully market and expand our product offerings. This is only an estimate and may change as we receive feedback from customers and have a better feel for the demand and revenues from our new products. Both factors may change, and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates. We intend to meet our cash requirements for the next 12 months with equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

For the three months ended March 31, 2023 and 2022, we generated revenues of $1,069 and zero, respectively, and we reported net losses of $171,315 and $234,217, respectively. We had negative cash flow from operating activities of $35,125 and $45,660, respectively. As of March 31, 2023, we had an accumulated deficit of $5,916,014 and total shareholders’ deficit of $1,696,972.

Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financing. We anticipate that we will continue to report losses and negative cash flow. To date, we have financed our activities principally from the sale of common stock and loans from Company officers. We intend to finance our future working capital needs from these sources until such a time that funds provided by our operations are sufficient to fund our working capital requirements. We believe that the current cash on hand, loans from Company officers and funds raised from the sale of our common stock allows us sufficient capital for operations and to continue as a going concern.

Related party matters

The terms of any transaction determined to be with related parties are presented to the board of directors (other than any interested director) for approval and documented in the corporate minutes. Cash advances are commonly provided by our officers for operating expenses and direct payment of Company expenses. Company officers were owed $26,622 and $44,882 as of March 31, 2023 and December 31, 2022, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the three months ended March 31, 2023, Company officers made cash advances of zero and were repaid $18,260. For the three months ended March 31, 2022, Company officers made cash advances of zero and were repaid $16. The cash advances are non-interest bearing and are unsecured.

Company officers own approximately 44.7% of the Company as of March 31, 2023. We have agreed to indemnify Company officers for certain events or occurrences arising from the officer or director serving in such a capacity. Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year.

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

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of May 15, 2022, the date of these interim condensed consolidated financial statements, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment.

Under GAAP accounting, ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our interim condensed consolidated financial statements as of March 31, 2023.

Results of Operations

We generate revenues from the following sources:

(1)Subscription fees. Subscription fees related to our WeedClub portal are received at the time of purchase. Our performance obligation is to provide services over a fixed subscription period; accordingly, we recognize revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date.

(2)License revenues. License revenues are generated in connection with NFT Art License Agreements, whereby a licensee is granted a limited license from the Company to use one of our licensed NFTs for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. Our performance obligation is met over the term of the license agreement; accordingly, we recognize revenue ratably over the term of the license agreement.

Three months ended March 31, 2023, compared to the three months ended March 31, 2022 (Unaudited)

Revenues generated for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022

Subscription fees	$-	$-
License revenues	1,069	-
	1,069	-
Less: Costs of revenues associated with license revenues	(535)	-
	$534	$-

For the three months ended March 31, 2023 and 2022, general and administrative expenses were $84,679 and $92,586, respectively, a decrease of approximately $7,900. Contributing factors to this increase were:

•Outside consulting fees decreased overall by approximately $4,800. We have contracted with two advisors with experience in merger and acquisitions and two advisors to assist in expanding our NFT licensing reach to licensees and California dispensaries. Together their non-cash, stock-based fees were approximately $12,800 for the three months ended March 31, 2023, compared to approximately $17,600 for the three months ended March 31, 2022. In addition, consulting fees include $2,375 of non-cash, stock-based fees to our independent director for vesting of a restricted stock award (“RSA”).

•Labor-related expenses decreased by approximately $6,000, due to consultant who stopped working for the Company in May 2022. Labor-related expenses included recognizing $9,500 in stock-based fees for the three months ended March 31, 2023, compared to $15,540 for the three months ended March 31, 2022.

•Public company-related costs, including OTC filing fees, press releases and transfer agent costs increased by approximately $900.

•Overall other general and administrative expenses, including website development, dues and subscriptions, rent and office expenses and travel and entertainment increased by approximately $2,000 for the current three-month period.

For the three months ended March 31, 2023 and 2022, professional fees were $74,650 and $125,729, respectively, a decrease of approximately $51,000. Our professional fees for the three months ended March 31, 2023 and 2022 were comprised of the following:

	Three months ended March 31,
	2023	2022

Legal	$3,302	$26,531
Accounting and audit	65,648	61,938
Other professional fees	5,700	37,260
	$74,650	$125,729

Legal. Legal expenses decreased by approximately $23,200 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, all of which is attributable to fees incurred by the Monitor to advance our litigation against LAFI decreased by approximately $23,300 as we no longer require the services of the Monitor. Reference is made to Note 9, Litigation, to the interim condensed consolidated financial statements included under Item 1 in this Report.

Accounting and audit. Accounting and audit expenses increased by approximately $3,700 for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm increased by approximately $10,000 due to the timing of invoicing audit fees related to our annual fiscal year audit. Overall, our audit costs remained consistent between years.

•Accounting fees for our contracted CFO services decreased by approximately $7,200, which included $30,250 in stock-based fees in the three months ended March 31, 2023 compared to $25,500 of stock-based fees recognized in the three months ended March 31, 2022. In June 2022, our CFO reduced his monthly fees to $4,000; accordingly, our CFO fees were $12,000 in the three months ended March 31, 2023 compared to $24,000 in the three months ended March 31, 2022, for a total decrease of $12,000. All fees to our CFO are accrued and not paid.

•Accounting fees for our outside bookkeeping services increased by approximately $900.

Other professional fees. Other professional fees decreased by approximately $31,600 for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 due to a decrease in fees to our contracted software engineers and developers of our software technology platforms. Professional fees included $5,700 in stock-based fees in the three months ended March 31, 2023 compared to $36,260 of stock-based fees recognized in the three months ended March 31, 2022.

Interest expense. Interest expense decreased by approximately $3,300 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Approximately $2,900 of the decrease in interest expense was related to our unpaid liability to our predecessor law firm in the aforementioned litigation. The additional decrease in interest expense of approximately $400 pertains to one of our loans that was paid off in July 2022.

Overall, for the three months ended March 31, 2023, we reported a net loss of $171,849 compared to a net loss of $234,217 for the three months ended March 31, 2022.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the three months ended March 31, 2023 and 2022. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Three months ended March 31,
	2023	2022

Net loss as reported	$171,315	$234,217
Less: Stock-based fees	(58,259)	(94,912)
Adjusted Net Loss	$113,056	$139,305

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Cash Flows

The following table summarizes the sources and uses of cash for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
	2023	2022

Net cash used in operating activities	$(35,125)	(45,660)
Net cash provided by investing activities	-	-
Net cash provided by (used in) financing activities	(18,260)	42,709
Net change in cash and cash equivalents	$(53,385)	(2,951)

Three months ended March 31, 2023

Operating activities used $35,125 of cash, primarily resulting from our net loss for the three months ended March 31, 2023 of $171,315, offset by non-cash stock-based compensation for vested restricted stock awards of $58,259. Other uses of cash from operating activities were primarily from increases in accounts payable of $12,614, accrued legal fees of $9,784, accrued payroll and payroll taxes of $46,036 and accrued liabilities of $12,000, offset by an increase in accounts receivable of $1,069 and prepaid expenses of $4,170.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $8,678 and $62,063 as of March 31, 2023 and December 31, 2022, respectively.

Critical Accounting Policies and Estimates

The preparation of our interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 20, 2023. There have been no material changes in these critical accounting policies.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to March 31, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. Due to uncertainties, the impact of the DLTA Judgment has not been reflected in the accompanying interim condensed consolidated financial statements as of March 31, 2023, 2022.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of May 15, 2022, the date of these interim condensed consolidated financial statements, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment.

ITEM 1A.  RISK FACTORS

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances

The Company has 17,075,950 shares of common stock outstanding as of March 31, 2023. There were no common stock transactions for the three months ended March 31, 2023. A summary of the Company’s common stock transactions for the three months ended March 31, 2022 is as follows:

•The Company sold 41,300 shares of common stock for cash proceeds of $35,105.

•The Company issued 100,500 shares of common stock for services rendered. The Company recorded an expense of $69,412 for the three months ended March 31, 2022 based on the closing price of the Company’s common stock on the OTCQB market.

As a result of these transactions, the Company had 15,836,350 shares of common stock outstanding as of March 31, 2022.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on May 16, 2022.

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