Form 10-Q
period 2023-06-30
FARMHOUSE, INC. /NV
filed 2023-08-09
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
or

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

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of August 9, 2023 is 17,075,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

FARMHOUSE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

June 30, 2023

INDEX

PART I – FINANCIAL INFORMATION5

Item 1.Interim condensed consolidated financial statements5

Item 2.Management’s Discussion and Analysis of Financial Condition

and Results of Operations19

Item 3.Quantitative and Qualitative Disclosures about Market Risk28

Item 4.Controls and Procedures28

PART II – OTHER INFORMATION29

Item 1.Legal Proceedings29

Item 1A.Risk Factors30

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds30

Item 3.Defaults Upon Senior Securities30

Item 4.Mine Safety Disclosures30

Item 5.Other Information30

Item 6.Exhibits31

SIGNATURE32

CERTIFICATIONS33

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,814	$62,063
Accounts receivable	5,203	-
Prepaid expenses	3,990	3,810
Total current assets	17,007	65,873

Total assets	$17,007	$65,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$25,512	$11,181
Accrued legal fees	368,335	348,137
Accrued payroll and payroll taxes	1,037,680	945,608
Accrued liabilities	180,050	156,050
Accrued interest payable	54,640	48,931
Convertible notes payable	45,000	45,000
Notes payable	50,000	50,000
Due to related parties	22,580	44,882
Total current liabilities	1,783,797	1,649,789

Long-term liabilities
Convertible notes payable, long-term	25,000	-
Total long-term liabilities	25,000	-
Total liabilities	1,808,797	1,649,789

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 17,075,950 and 17,075,950 shares issued and outstanding, respectively	1,708	1,708
Additional paid-in capital	4,275,593	4,159,075
Accumulated deficit	(6,069,091)	(5,744,699)
Total stockholders’ deficit	(1,791,790)	(1,583,916)
Total liabilities and stockholders’ deficit	$17,007	$65,873

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

REVENUES
Revenues	$4,134	$2,649	$5,203	$2,649
Costs of revenues	(2,066)		(2,601)
Gross margin	2,068	2,649	2,602	2,649

OPERATING EXPENSES
General and administrative	84,668	121,328	169,347	213,914
Professional fees	58,025	128,064	132,675	253,793
Depreciation and amortization	-	-	-	94
Total operating expenses	142,693	249,392	302,022	467,801

LOSS FROM OPERATIONS	(140,625)	(246,743)	(299,420)	(465,152)

OTHER INCOME (EXPENSE):
Interest expense	(12,452)	(9,336)	(24,972)	(25,144)
Total other income (expense)	(12,452)	(9,336)	(24,972)	(25,144)

NET LOSS	$(153,077)	$(256,079)	$(324,392)	$(490,296)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,075,950	15,892,784	17,075,950	15,905,636

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2023
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2022	17,075,950	$1,708	$4,159,075	$(5,744,699)	$(1,583,916)

Stock-based compensation on RSA's vested	-	-	58,259	-	58,259
Net loss	-	-	-	(171,315)	(171,315)
Balance at March 31, 2023	17,075,950	1,708	4,217,334	(5,916,014)	(1,696,972)

Stock-based compensation on RSA's vested	-	-	58,259	-	58,259
Net loss	-	-	-	(153,077)	(153,077)
Balance at June 30, 2023	17,075,950	$1,708	$4,275,593	$(6,069,091)	$(1,791,790)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(unaudited)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(324,392)	$(490,296)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	-	94
Stock issued for services	-	189,582
Stock-based compensation on RSA's vested	116,518	51,000
Changes in operating assets and liabilities:
Accounts receivable	(5,203)	-
Prepaid expenses	(180)	(60)
Accounts payable	14,331	10,294
Accrued legal fees	20,198	36,255
Accrued payroll and payroll taxes	92,072	92,073
Accrued liabilities	24,000	36,254
Accrued interest payable	5,709	6,400
Net cash used in operating activities	(56,947)	(68,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	59,415
Proceeds from borrowings on note payable	-	7,620
Proceeds from borrowings on convertible note payable, long-term	25,000	-
Repayment of related party debt and short-term advances	(22,302)	(2,411)
Net cash provided by financing activities	2,698	64,624

NET CHANGE IN CASH	(54,249)	(3,780)
CASH AT BEGINNING OF PERIOD	62,063	3,780
CASH AT END OF PERIOD	$7,814	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Prior to the Acquisition, in August 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. In April 2021, DTLA was awarded a 49% equity interest in a Los Angeles based multi-licensed cannabis retail dispensary, grow, manufacturer and distributor called Los Angeles Farmers, Inc. (“LAFI”). Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our unaudited interim condensed consolidated financial statements as of June 30, 2023. See Note 9.

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

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2023, the Company had a net loss from operations of $299,420 and as of June 30, 2023, the Company had

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

stockholders’ deficit of $1,791,790. In view of these matters, the recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 31, 2023, the board of directors (“Board”) authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”) to fund its Web3 product development activities and for sales, marketing, and administrative expenses. For the six months ended June 30, 2023, the Company raised $25,000 of Series 2023 Notes. See Note 5.

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

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2023 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements contained in this Report have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

June 30, 2023

(Unaudited)

products and accessories. The Company’s performance obligation is met over the term of the license agreement; accordingly, the Company recognizes revenue ratably over the term of the license agreement.

Revenues generated for the three and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Subscription fees	$-	$149	$-	$149
License revenues	4,134	2,500	5,203	2,500
	4,134	2,649	5,203	2,649
Costs of revenues	(2,066)	-	(2,601)	-
Net revenues	$2,068	$2,649	$2,602	$2,649

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

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. The Company’s convertible note payable for $45,000 as of June 30, 2023 and December 31, 2022 (see Note 3) and the Company’s Series 2023 Note for $25,000 as of June 30, 2023 (see Note 5) are excluded from dilutive net income (loss) per common share. The convertible note payable is convertible at a conversion price the note holder and the Company agree on and the Series 2023 Notes are mandatorily convertible upon future events. Therefore, the number of shares these convertible securities are convertible into are not determinable.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Convertible note payable is comprised of a promissory note to an unrelated individual in the amount of $45,000 as of June 30, 2023 and December 31, 2022, respectively. Principal and interest was originally due in July 2018 and is currently in default. The loan bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense related to the convertible note payable was $4,017 for each of the six months ended June 30, 2023 and 2022. Accrued interest on the convertible note payable was $48,312 and $44,295 as of June 30, 2023 and December 31, 2022, respectively. The conversion feature was not

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in these unaudited interim condensed consolidated financial statements as of June 30, 2023 and December 31, 2022.

NOTE 4 – NOTES PAYABLE

In June 2021, the Company entered into a loan agreement, not to exceed $75,000, with an unaffiliated individual (“Lender”) and borrowed $50,000 as a first advance. This loan bears interest at 6% per annum, and is due six months after the first advance, or such an earlier date that the Lender may demand payment, which may not be earlier than 60 days after the first advance (“Maturity Date”). As of June 30, 2023, this loan is in default. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan agreement, the Company’s Chief Executive Officer personally and unconditionally guarantees the timely repayment of the loan and is liable for any amounts remaining due and owed following the Maturity Date. Interest expense on this borrowing was $1,487 and $1,488 for the six months ended June 30, 2023 and 2022, respectively. Accrued interest on this borrowing was $6,123 and $4,636 as of June 30, 2023 and December 31, 2022, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – LONG-TERM

On May 31, 2023, the Board authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”) to fund its Web3 product development activities and for sales, marketing, and administrative expenses. For the six months ended June 30, 2022, the Company raised $25,000 of Series 2023 Notes. The Series 2023 Notes mature on May 31, 2026 and bear interest at 10% per annum. Interest expense related to the Series 2023 Notes was $205 for the six months ended June 30, 2023. Accrued interest on the Series 2023 Notes was $205 as of June 30, 2023.

The Series 2023 Notes are mandatorily convertible 30 calendar days after the first to occur: (i) the Company’s common stock has a closing price of greater than $1.00 for ten consecutive days (the “Market Forced Conversion”), or (ii) the Company closes on an offering of its common stock for no less than $1,000,000 (“Offering Forced Conversion”). The Series 2023 Notes shall be automatically converted into shares of common stock at a conversion price equal to 75.8% of (i) the closing price of the Company’s common stock on the tenth trading day, for a Market Forced Conversion, or (ii) the offering price of the Company’s common stock, for an Offering Forced Conversion.

The conversion price shall equal the sum of the principal amount of the Series 2023 Notes, plus the accrued and unpaid interest on such notes, plus default interest, if any, on the notes. The conversion price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, combinations, recapitalization, reclassifications, extraordinary distributions, and similar events.

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totaled $22,580 and $44,882 as of June 30, 2023 and December 31, 2022, respectively. These amounts are comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the six months ended June 30, 2023, Company officers made cash advances of zero and were repaid $22,302. For the six months ended June 30, 2022, Company officers made cash advances of zero and were repaid $2,411. The cash advances are non-interest bearing and are unsecured.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Common stock transactions

The Company has 17,075,950 shares of common stock outstanding as of June 30, 2023. There were no common stock transactions for the six months ended June 30, 2023. A summary of the Company’s common stock transactions for the six months ended June 30, 2022 is as follows:

•The Company sold 69,900 shares of common stock for cash proceeds of $59,415.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

•The Company issued 193,500 shares of common stock for services rendered. The Company recorded an expense of $189,582 for the six months ended June 30, 2022 based on the closing price of the Company’s common stock on the OTCQB market.

As a result of these transactions, the Company has 15,957,950 shares of common stock outstanding as of June 30, 2022.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to affect shares that could be issued in connection with the conversion of the convertible note payable or the Series 2023 Notes. See Notes 3 and 5. The convertible note payable is convertible at a conversion price the note holder and the Company agree on and the Series 2023 Notes are mandatorily convertible upon future events. Therefore, the number of shares these convertible securities are convertible into are not determinable and, accordingly, no shares of common stock are reserved for future issuance as of June 30, 2023 and December 31, 2022.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Restricted Stock Awards

A summary of the Company’s non-vested restricted stock awards as of June 30, 2023 and changes for the six months then ended is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, Dec. 31, 2022	752,000	$0.251
Awarded	-	-
Vested	(384,000)	0.303
Forfeited	-	-
Non-vested restricted stock awards, June 30, 2023	368,000	$0.195

RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $116,518 and $51,000, respectively. As of June 30, 2023, there was $71,906 of unrecognized stock-based compensation expense on the RSA shares.

NOTE 9 – LITIGATION

In August 2017, the Company’s subsidiary, DTLA, entered into a Strategic Consulting Agreement (the “SCA”) with Absolute Herbal Pain Solutions, Inc., a medical marijuana growing, and retail company based in Los Angeles that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). The SCA provided for DTLA to invest substantial sums of money into LAFI and also to provide management services for LAFI going forward. In exchange, LAFI agreed to provide DTLA with a share in any future profits and a 49% equity stake in LAFI. Following the SCA, in excess of $700,000 was spent by DTLA to stabilize LAFI’s finances and pay critical bills. In addition, DTLA brought in an outside management company with expertise in running grow and retail operations. Subsequent to DTLA providing funding and management resources to LAFI, DTLA and its management team were locked out of the LAFI facility in late October 2017.

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

June 30, 2023

(Unaudited)

a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis.

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. Due to uncertainties, the impact of the DLTA Judgment has not been reflected in the accompanying interim condensed consolidated financial statements as of June 30, 2023.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of August 9, 2023, the date of these unaudited interim condensed consolidated financial statements, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment.

NOTE 10 – RELATED PARTIES

As discussed in Note 6, cash advances are provided to the Company for operating expenses by Company officers, who were owed $22,580 and $44,882 by the Company as of June 30, 2023 and December 31, 2022, respectively. Company officers own approximately 43.8% of the Company as of the date of this report. The Company has agreed to indemnify Company officers for certain events or occurrences arising from the officer or director serving in such capacity. See Note 11.

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

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising from the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of June 30, 2023 and December 31, 2022.

NOTE 12 – SUBSEQUENT EVENTS

As of August 9, 2023, the date of these unaudited interim condensed consolidated financial statements, there are no subsequent events that are required to be recorded or disclosed in the accompanying unaudited interim condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our interim condensed consolidated financial statements and related notes contained elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2023. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

2023 Business Developments

We began exploring potential acquisitions of ancillary cannabis companies to expand our physical footprint in the industry. Acquisitions would improve our ability to leverage our WeedClub® Platform and our @420 Twitter handle to connect with consumers.

In 2023, we expanded our Web3 division dedicated to connecting the metaverse with cannabis brands. We established the Web3 division in December 2021 to bring Non-Fungible Tokens (“NFTs”) to cannabis brands to create a symbiotic relationship between two fast-growing industries. Our Web3 division connects cannabis brands with licensing opportunities with influential digital collectible holders and communities to develop new brands that appeal to digitally native consumers. It is a natural expansion of our brand and bridges the gap between physical cannabis brands and digital assets.

Farmhouse Divisions

Each of our divisions solves a unique problem within an industry navigating state-by-state regulations and an uncertain federal regulatory landscape. This environment has created a fragmented cannabis market that emphasizes the importance of a trusted facilitator to make value-added connections across the supply chain in our industry.

•@420. Our consumer-facing brand and Twitter handle (with over 100,000 followers) serve as an influential brand that connects us with the greater public. Our Twitter handle enables the NFT division to forge valuable connections in the cannabis space and work with established projects.

•WeedClub®. Weedclub is one of the first social networks for cannabis professionals with over 5,000 members, generating thousands of valuable connections. WeedClub is an established presence in the cannabis industry that people trust to make valuable connections. WeedClub members benefit from the added potential connections.

•Web3 division: Our newest division that connects cannabis brands with licensing opportunities with influential digital collectible holders and communities to develop new brands that appeal to digitally native consumers.

Future Plan of Operations

The COVID-19 pandemic catalyzed a behavioral shift to digital connection and verifiable trust. This shift thrust blockchain technology and digital collectibles to the forefront as virtual groups transformed into supportive, thriving communities centered around digital collectible brands. We positioned the Company to leverage our core competencies to drive value for the digital collectible community and our shareholders. Our web3 division connects cannabis companies to intellectual property (IP) licensing opportunities from digital collectible holders to launch digitally native cannabis brands. Since our launch of our web3 division in December 2021, we have developed relationships with six digital collectible holders to seed our NFT “vault” with over 25 blue-chip NFTs. These NFTs include Bored Ape Yacht Club, Mutant Ape Yacht Club, Bored Ape Kennel Club, CryptoPunks, CrypToadz, Doodles, Meebits, and Gutter Cat Gang.

Our most notable licensed NFT is Mutant Ape Yacht Club #30000, “Mega Robot”, one of twelve Mega Mutants, the rarest NFTs in the Bored Ape Yacht Club (BAYC) universe. Mega Mutants have sold for over $1,000,000 with the Mega Serum previously selling for $5.8 million.

In July 2022, we launched our first cannabis activation with Oro Blanco (BAYC #2186) and Urbana to debut a branded cannabis strain across three retail stores in San Francisco. The initial results generated encouraging monthly and quarterly sell-through rates and sales which informed us of our decision to further build out our Web3 division. To better understand web3 culture and the overall market, we developed an advisory board of web3-native experts. Our advisory board helps guide our strategy and decision-making across social media, community, art and branding, and product development. Each advisor has built a personal brand and is well-known across the community.

In August 2022, we began developing the concept for a Mega Robot cannabis line with Bronx Extracts. This brand builds on our key learnings from the Oro Blanco launch which highlighted the need for standout packaging paired with curated cannabis. This collaboration pairs the premium IP of Mega Robot with premium cannabis sourced and developed by Bronx Extracts to create a brand that appeals to everyday consumers. The Mega Robot x Bronx Extracts cannabis line launched in February 2023, and we recognized $5,203 of licensing revenues during the six months ended June 30, 2023. The Mega Robot brand will demonstrate the power of our cannabis network combined with our advisory board to launch a brand that appeals to all consumers, including digitally native ones.

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

For the six months ended June 30, 2023 and 2022, we generated revenues of $5,203 and $2,649, respectively, and we reported net losses of $324,392 and $490,296, respectively. We had negative cash flow from operating activities of $56,947 and $68,404, respectively. As of June 30, 2023, we had an accumulated deficit of $6,069,091 and total shareholders’ deficit of $1,791,790.

Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financing. We anticipate that we will continue to report losses and negative cash flow. To date, we have financed our activities principally from the sale of common stock and loans from Company officers. We intend to finance our future working capital needs from these sources until such a time that funds provided by our operations are sufficient to fund our working capital requirements. We believe that the current cash on hand, loans from Company officers and funds raised from the sale of our common stock allow us sufficient capital for operations and to continue as a going concern.

On May 31, 2023, the board of directors (“Board”) authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”) to fund our Web3 activities and for sales, marketing, and administrative expenses. For the six months ended June 30, 2023, we raised $25,000 of Series 2023 Notes.

Related party matters

The terms of any transaction determined to be with related parties are presented to the board of directors (other than any interested director) for approval and documented in the corporate minutes. Cash advances are commonly provided by our officers for operating expenses and direct payment of Company expenses. Company officers were owed $22,580 and $44,882 as of June 30, 2023 and December 31, 2022, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the six months ended June 30, 2023, Company officers made cash advances of zero and were repaid $22,302. For the six months ended June 30, 2022, Company officers made cash advances of zero and were repaid $2,411. The cash advances are non-interest bearing and are unsecured.

Company officers own approximately 43.8% of the Company as of June 30, 2023. We have agreed to indemnify Company officers for certain events or occurrences arising from the officer or director serving in such a capacity. Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year.

Litigation developments

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of August 9, 2023, the date of these unaudited interim condensed consolidated financial statements, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment. See Part II, Item 1. Legal Proceedings in this Report.

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

Six months ended June 30, 2023, compared to the six months ended June 30, 2022 (Unaudited)

Revenues generated for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30,
	2023	2022

Subscription fees	$-	$149
License revenues	5,203	2,500
	$5,203	$2,649

Operating expenses for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30,
	2023	2022

General and administrative	$169,347	$213,914
Professional fees	132,675	253,793
Depreciation and amortization	-	94
	$302,022	$467,801

For the six months ended June 30, 2023 and 2022, general and administrative expenses were $169,347 and $213,914, respectively, a decrease of approximately $44,600. Contributing factors to this increase were:

•Outside consulting fees decreased overall by approximately $24,500. We have contracted with two advisors with experience in mergers and acquisitions and two advisors to assist in expanding our NFT licensing reach to licensees and California dispensaries. Together their non-cash, stock-based fees were approximately $20,900 for the six months ended June 30, 2023, compared to approximately $50,100 for the six months ended June 30, 2022. In addition, consulting fees include $4,750 of non-cash, stock-based fees to our independent director for vesting of a restricted stock award (“RSA”) for the six months ended June 30, 2023.

•Labor-related expenses decreased by approximately $17,400, due to consultant who stopped working for the Company in May 2022. Labor-related expenses included recognizing $19,000 in stock-based fees for the six months ended June 30, 2023, compared to $36,390 for the six months ended June 30, 2022.

•Public company-related costs, including OTC filing fees, press releases and transfer agent costs decreased by approximately $1,200.

•Overall other general and administrative expenses, including website development, dues and subscriptions, rent and office expenses and travel and entertainment decreased by approximately $1,500 for the current six-month period.

For the six months ended June 30, 2023 and 2022, professional fees were $132,675 and $253,793, respectively, a decrease of approximately $121,100. Our professional fees for the six months ended June 30, 2023 and 2022 were comprised of the following:

	Six months ended June 30,
	2023	2022

Legal	$4,237	$33,210
Accounting and audit	115,038	116,473
Other professional fees	13,400	104,110
	$132,675	$253,793

Legal. Legal expenses decreased by approximately $29,000 for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Of the decrease, $28,000 is attributable to fees incurred by the Monitor and Judicate West to advance our litigation against LAFI as we no longer incur costs for these services. See Part II, Item 1. Legal Proceedings in this Report. The additional decrease of $1,000 is due to reduced patent and general counsel services for the six months ended June 30, 2023.

Accounting and audit. Accounting and audit expenses decreased by approximately $1,400 for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm increased by approximately $4,100 due to the timing of invoicing audit fees related to our annual fiscal year audit. Overall, our audit costs remained consistent between the periods.

•Accounting fees for our contracted CFO services decreased a net $6,500. CFO services totaled $84,500 in the six months ended June 30, 2023, which included $60,500 of stock-based fees, compared to $91,000 in the six months ended June 30, 2022, which included $51,000 in stock-based fees. Not including stock-based fees, our CFO costs decreased by $16,000 as our CFO reduced his monthly fee in 2023 to $4,000. All fees to our CFO are accrued and have not been paid.

•Accounting fees for our outside bookkeeping services increased by approximately $1,000.

Other professional fees. Other professional fees decreased by approximately $90,700 for the six months ended June 30, 2023, compared to the six months ended June 30, 2022 due to a decrease in fees to our contracted software engineers and developers of our software technology platforms. Professional fees included $11,400 of stock-based fees in the six months ended June 30, 2023, compared to $103,110 in the six months ended June 30, 2022.

Interest expense. Interest expense decreased by approximately $200 for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Overall, for the six months ended June 30, 2023, we reported a net loss of $324,392 compared to a net loss of $490,296 for the six months ended June 30, 2022.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the six months ended June 30, 2023 and 2022. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Six months ended June 30,
	2023	2022

Net loss as reported	$324,392	$490,296
Less: Stock-based fees	(116,518)	(240,582)
Adjusted Net Loss	$207,874	$249,714

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Three months ended June 30, 2023, compared to the three months ended June 30, 2022 (Unaudited)

Revenues generated for the three months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,
	2023	2022

Subscription fees	$-	$149
License revenues	4,134	2,500
	$4,134	$2,649

Operating expenses for the three months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,
	2023	2022

General and administrative	$84,668	$121,328
Professional fees	58,025	128,064
Depreciation and amortization	-	-
	$142,693	$249,392

For the three months ended June 30, 2023 and 2022, general and administrative expenses were $84,668 and $121,328, respectively, a decrease of approximately $36,700. Contributing factors to this increase were:

•Outside consulting fees decreased overall by approximately $19,700. We have contracted with two advisors with experience in mergers and acquisitions and two advisors to assist in expanding our NFT licensing reach to licensees and California dispensaries. Together their non-cash, stock-based fees were approximately $10,400 for the three months ended June 30, 2023, compared to approximately $32,500 for the three months ended June 30, 2022. In addition, consulting fees include $2,375 of non-cash, stock-based fees to our independent director for vesting of a RSA for the three months ended June 30, 2023.

•Labor-related expenses decreased by approximately $11,400 due to consultant who stopped working for the Company in May 2022. Labor-related expenses included recognizing $9,500 in stock-based fees for the three months ended June 30, 2023, compared to $20,850 for the three months ended June 30, 2022.

•Public company-related costs, including OTC filing fees, press releases and transfer agent costs decreased by approximately $2,200.

•Overall other general and administrative expenses, including website development, dues and subscriptions, rent and office expenses and travel and entertainment decreased by approximately $3,600 for the current three-month period.

For the three months ended June 30, 2023 and 2022, professional fees were $58,025 and $128,064, respectively, a decrease of approximately $70,000. Our professional fees for the three months ended June 30, 2023 and 2022 were comprised of the following:

	Three months ended June 30,
	2023	2022

Legal	$935	$6,680
Accounting and audit	49,390	54,534
Other professional fees	7,700	66,850
	$58,025	$128,064

Legal. Legal expenses decreased by approximately $5,700 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Of the decrease, $4,700 is attributable to fees incurred by the Monitor and Judicate West to advance our litigation against LAFI as we no longer incur costs for these services. See Part II, Item 1. Legal Proceedings in this Report. The additional decrease of $1,000 is due to reduced patent and general counsel services for the three months ended June 30, 2023.

Accounting and audit. Accounting and audit expenses decreased by approximately $5,100 for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm decreased by approximately $5,900 due to the timing of invoicing audit fees related to our annual fiscal year audit. Overall, our audit costs remained consistent between the periods.

•Accounting fees for our contracted CFO services increased a net $700. CFO services totaled $42,250 in the three months ended June 30, 2023, which included $30,250 of stock-based fees, compared to $41,500 in the three months ended June 30, 2022, which included $25,500 in stock-based fees. Not including stock-based fees, our CFO costs decreased by $4,000 as our CFO reduced his monthly fee in 2023 to $4,000. All fees to our CFO are accrued and have not paid.

•Accounting fees for our outside bookkeeping services are $1,000 per month and were unchanged for the comparable three-month periods.

Other professional fees. Other professional fees decreased by approximately $59,100 for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 due to a decrease in fees to our contracted software engineers and developers of our software technology platforms. Professional fees included $5,700 of stock-based fees in the three months ended June 30, 2023, compared to $66,700 in the three months ended June 30, 2022

Interest expense. Interest expense increased by approximately $3,100 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due mostly to interest on our unpaid liability to our predecessor law firm in the aforementioned litigation.

Overall, for the three months ended June 30, 2023, we reported a net loss of $153,077 compared to a net loss of $256,079 for the three months ended June 30, 2022.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the three months ended June 30, 2023 and 2022. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Three months ended June 30,
	2023	2022

Net loss as reported	$153,077	$256,079
Less: Stock-based fees	(58,259)	(145,670)
Adjusted Net Loss	$94,818	$110,409

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Cash Flows (unaudited)

The following table summarizes the sources and uses of cash for the six months ended June 30, 2023 and 2022, respectively:

	Six months ended June 30,
	2023	2022

Net cash used in operating activities	$(56,947)	$(68,404)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	2,698	64,624
Net change in cash	$(54,249)	$(3,780)

Six months ended June 30, 2023

Operating activities used $56,947 of cash, primarily resulting from our net loss for the six months ended June 30, 2023 of $324,392, offset by non-cash stock-based compensation for vested restricted stock awards of $116,518. Other uses of cash from operating activities were primarily from increases in accounts payable of $14,331, accrued legal fees of $20,198, accrued payroll and payroll taxes of $92,072, accrued liabilities of $24,000 and accrued interest payable of $5,709, offset by an increase in accounts receivable of $5,203 and prepaid expenses of $180. Financing activities provided $2,698 of cash for the six months ended June 30, 2023, consisting of $25,000 in proceeds from the sale of Series 2023 Notes, offset by repayments of $22,302 of advances from officers.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. Cash and cash equivalents were $7,814 and $62,063 as of June 30, 2023 and December 31, 2022, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to June 30, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

PART II – OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

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

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. Due to uncertainties, the impact of the DLTA Judgment has not been reflected in the accompanying interim condensed consolidated financial statements as of June 30, 2023.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of August 9, 2023, the date of these unaudited interim condensed consolidated financial statements, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment.

ITEM 1A.  RISK FACTORS

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances

The Company has 17,075,950 shares of common stock outstanding as of June 30, 2023. There were no common stock transactions for the six months ended June 30, 2023. A summary of the Company’s common stock transactions for the six months ended June 30, 2022 is as follows:

•The Company sold 69,900 shares of common stock for cash proceeds of $59,415.

•The Company issued 193,500 shares of common stock for services rendered. The Company recorded an expense of $189,582 for the six months ended June 30, 2022 based on the closing price of the Company’s common stock on the OTCQB market.

As a result of these transactions, the Company has 15,957,950 shares of common stock outstanding as of June 30, 2022

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on August 9, 2023.

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