Form 10-Q
period 2023-09-30
FARMHOUSE, INC. /NV
filed 2023-11-24
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
or

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

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of November 24, 2023 is 17,325,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

September 30, 2023

INDEX

PART I – FINANCIAL INFORMATION5

Item 1.Interim condensed consolidated financial statements5

Item 2.Management’s Discussion and Analysis of Financial Condition

and Results of Operations20

Item 3.Quantitative and Qualitative Disclosures about Market Risk30

Item 4.Controls and Procedures30

PART II – OTHER INFORMATION31

Item 1.Legal Proceedings31

Item 1A.Risk Factors32

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds32

Item 3.Defaults Upon Senior Securities33

Item 4.Mine Safety Disclosures33

Item 5.Other Information33

Item 6.Exhibits33

SIGNATURE33

CERTIFICATIONS34

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,161	$62,063
Accounts receivable	2,320	-
Prepaid expenses	4,000	3,810
Total current assets	11,481	65,873

Total assets	$11,481	$65,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,034	$11,181
Accrued legal fees	377,918	348,137
Accrued payroll and payroll taxes	1,083,716	945,608
Accrued liabilities	192,050	156,050
Accrued interest payable	58,089	48,931
Convertible notes payable	45,000	45,000
Notes payable	50,000	50,000
Due to related parties	23,888	44,882
Total current liabilities	1,865,695	1,649,789

Long-term liabilities:
Convertible notes payable, long-term	34,000	-
Total long term liabilities	34,000	-
Total liabilities	1,899,695	1,649,789

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 17,075,950 and 17,075,950 shares issued and outstanding, respectively	1,708	1,708
Additional paid-in capital	4,295,527	4,159,075
Accumulated deficit	(6,185,449)	(5,744,699)
Total stockholders’ deficit	(1,888,214)	(1,583,916)
Total liabilities and stockholders’ deficit	$11,481	$65,873

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2023	2022	2023	2022

REVENUES
Revenues	$5,503	$4,974	$10,707	$7,623
Costs of revenues	(2,404)	(2,487)	(5,006)	(2,487)
Gross margin	3,099	2,487	5,701	5,136

OPERATING EXPENSES
General and administrative	81,717	103,636	251,064	317,550
Professional fees	24,708	73,294	157,383	327,087
Depreciation and amortization	-	-	-	94
Total operating expenses	106,425	176,930	408,447	644,731

LOSS FROM OPERATIONS	(103,326)	(174,443)	(402,746)	(639,595)

OTHER INCOME (EXPENSE):
Gain on sale of domain name	-	165,000	-	165,000
Interest expense	(13,032)	(15,625)	(38,004)	(40,769)
Total other income (expense)	(13,032)	149,375	(38,004)	124,231

NET LOSS	$(116,358)	$(25,068)	$(440,750)	$(515,364)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,075,950	16,803,061	17,075,950	16,147,094

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2023
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at Dec. 31, 2022	17,075,950	$1,708	$4,159,075	$(5,744,699)	$(1,583,916)

Stock-based compensation on RSA's vested	-	-	58,259	-	58,259
Net loss	-	-	-	(171,315)	(171,315)
Balance at March 31, 2023	17,075,950	1,708	4,217,334	(5,916,014)	(1,696,972)

Stock-based compensation on RSA's vested	-	-	58,259	-	58,259
Net loss	-	-	-	(153,077)	(153,077)
Balance at June 30, 2023	17,075,950	1,708	4,275,593	(6,069,091)	(1,791,790)

Stock-based compensation on RSA's vested	-	-	19,934	-	19,934
Net loss	-	-	-	(116,358)	(116,358)
Balance at Sept. 30, 2023	17,075,950	$1,708	$4,295,527	$(6,185,449)	$(1,888,214)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2022
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at Dec. 31, 2021	15,694,550	$1,570	$3,729,104	$(5,301,917)	$(1,571,243)

Common stock sold	41,300	4	35,101	-	35,105
Common stock issued for services	100,500	10	69,402	-	69,412
Stock-based compensation on RSA's vested	-	-	25,500	-	25,500
Net loss	-	-	-	(234,217)	(234,217)
Balance at March 31, 2022	15,836,350	1,584	3,859,107	(5,536,134)	(1,675,443)

Common stock sold	28,600	3	24,307	-	24,310
Common stock issued for services	93,000	9	120,161	-	120,170
Stock-based compensation on RSA's vested	-	-	25,500	-	25,500
Net loss	-	-	-	(256,079)	(256,079)
Balance at June 30, 2022	15,957,950	1,596	4,029,075	(5,792,213)	(1,761,542)

Common stock issued for Restricted Stock Award	1,070,000	107	(107)	-	-
Stock-based compensation on RSA's vested	-	-	73,950	-	73,950
Net loss	-	-	-	(25,068)	(25,068)
Balance at Sept. 30, 2022	17,027,950	$1,703	$4,102,918	$(5,817,281)	$(1,712,660)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(unaudited)
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(440,750)	$(515,364)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	-	94
Stock issued for services	-	189,582
Stock-based compensation on RSA's vested	136,452	124,950
Gain on sale of domain name	-	(165,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,320)	(4,974)
Prepaid expenses	(190)	(3,870)
Accounts payable	23,853	(4,645)
Accrued legal fees	29,781	(52,843)
Accrued payroll and payroll taxes	138,108	138,109
Accrued liabilities	36,000	43,254
Accrued interest payable	9,158	8,063
Net cash used in operating activities	(69,908)	(242,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of domain name	-	165,000
Net cash provided by investing activities	-	165,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	59,415
Proceeds from borrowings on notes payable	-	232,620
Payments on notes payable	-	(32,650)
Proceeds from borrowings of convertible notes payable, long-term	34,000	-
Net repayment of related party debt and short-term advances	(20,994)	(69,407)
Net cash provided by financing activities	13,006	189,978

NET CHANGE IN CASH	(56,902)	112,334
CASH AT BEGINNING OF PERIOD	62,063	3,780
CASH AT END OF PERIOD	$5,161	$116,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$1,253
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

The Company was incorporated in September 2013 as Somerset Transition Corporation under the Oklahoma General Corporation Act. The Company was formed to complete a reorganization under Section 1088(g) of the Oklahoma Act, whereby the Company became successor to Transnational Financial Network, Inc., which was originally incorporated in California in 1985. In September 2013, the Company was redomesticated in Maryland and changed its name to Somerset Property, Inc. In July 2017, the Company was redomesticated in Nevada and changed its name to Revival, Inc. In September 2019, the Company changed its name to Farmhouse, Inc. to reflect its new business endeavors.

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

Prior to the Acquisition, in August 2017, Farmhouse Washington formed Farmhouse DTLA, Inc. (“DTLA”) in California as a wholly owned subsidiary. In April 2021, DTLA was awarded a 49% equity interest in a Los Angeles based multi-licensed cannabis retail dispensary, grow, manufacturer and distributor called Los Angeles Farmers, Inc. (“LAFI”). Although ownership percentages over 20% would typically be accounted for using the equity method, the Company is accounting for this investment as an investment in equity securities due to the Company not having significant influence over LAFI. The cost of this investment was expensed during the fiscal year ended December 31, 2017 and, due to uncertainties surrounding the value of LAFI and determining any award of back profits and interest, as well as the pending litigation, no value has been reflected in our unaudited interim condensed consolidated financial statements as of September 30, 2023. See Note 9.

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

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2023, the Company had a net loss from operations of $402,746 and as of September 30, 2023, the Company had stockholders’ deficit of $1,888,214. In view of these matters, the recoverability of any asset amounts

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed its activities principally from the sale of its common stock and loans from third parties and related parties. The Company intends to finance its future working capital needs from these sources until such time that funds provided by operations are sufficient to fund working capital requirements. Management believes that the current cash on hand, loans from third parties and related parties and funds raised from the sale of its common stock allow the Company sufficient capital for operations and to continue as a going concern.

On May 31, 2023, the board of directors (“Board”) authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”) to fund its Web3 product development activities and for sales, marketing, and administrative expenses. For the nine months ended September 30, 2023, the Company raised $34,000 of Series 2023 Notes. See Note 5.

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

Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2023 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

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

September 30, 2023

(Unaudited)

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Revenues generated for the three and nine months ended September 30 were as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Subscription fees	$-	$-	$-	$149
License revenues	5,503	4,974	10,707	7,474
	5,503	4,974	10,707	7,623
Costs of revenues	(2,404)	(2,487)	(5,006)	(2,487)
Net revenues	$3,099	$2,487	$5,701	$5,136

A single customer made up 93% of total revenue for the nine months ended September 30, 2023. Two customers made up 39% and 60%, respectively, of total revenue for the nine months ended September 30, 2022.

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

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. The Company’s convertible note payable for $45,000 as of September 30, 2023 and December 31, 2022 (see Note 3) and the Company’s Series 2023 Note for $34,000 as of September 30, 2023 (see Note 5) are excluded from dilutive net income (loss) per common share. The convertible note payable is convertible at a conversion price the note holder and the Company agree on and the Series 2023 Notes are mandatorily convertible upon future events. Therefore, the number of shares these convertible securities are convertible into are not determinable.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Convertible note payable is comprised of a promissory note to an unrelated individual in the amount of $45,000 as of September 30, 2023 and December 31, 2022, respectively. Principal and interest was originally due in July 2018 and is currently in default. The loan bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense related to the convertible note payable was $2,042 for both the

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

three months ended September 30, 2023 and 2022, respectively, and $6,059 for each of the nine months ended September 30, 2023 and 2022, respectively. Accrued interest on the convertible note payable was $50,354 and $44,295 as of September 30, 2023 and December 31, 2022, respectively. The conversion feature was not accounted for under derivative accounting guidance because the settlement amount is not determinable by an underlying conversion price. Therefore, no derivative was recorded in these unaudited interim condensed consolidated financial statements as of September 30, 2023 and December 31, 2022.

NOTE 4 – NOTES PAYABLE

In September 2021, the Company entered into a loan agreement, not to exceed $75,000, with an unaffiliated individual (“Lender”) and borrowed $50,000 as a first advance. This loan bears interest at 6% per annum, and is due nine months after the first advance, or such an earlier date that the Lender may demand payment, which may not be earlier than 60 days after the first advance (“Maturity Date”). As of September 30, 2023, this loan is in default. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan agreement, the Company’s Chief Executive Officer personally and unconditionally guarantees the timely repayment of the loan and is liable for any amounts remaining due and owed following the Maturity Date. Interest expense on this borrowing was $756 for each of the three months ended September 30, 2023 and 2022 and $2,244 for each of the nine months ended September 30, 2023 and 2022. Accrued interest on this borrowing was $6,879 and $4,636 as of September 30, 2023 and December 31, 2022, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – LONG-TERM

On May 31, 2023, the Board authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”) to fund its Web3 product development activities and for sales, marketing, and administrative expenses. For the nine months ended September 30, 2022, the Company raised $34,000 of Series 2023 Notes. The Series 2023 Notes mature on May 31, 2026 and bear interest at 10% per annum. Interest expense related to the Series 2023 Notes was $651 and $856 for the three and nine months ended September 30, 2023, respectively. Accrued interest on the Series 2023 Notes was $856 as of September 30, 2023.

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

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totaled $23,888 and $44,882 as of September 30, 2023 and December 31, 2022, respectively. These amounts are comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the nine months ended

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

September 30, 2023, Company officers received net repayments of $20,994. For the nine months ended September 30, 2022, Company officers made cash advances of zero and were repaid $69,407. The cash advances are non-interest bearing and are unsecured.

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

Common stock transactions

The Company has 17,075,950 shares of common stock outstanding as of September 30, 2023. There were no common stock transactions for the nine months ended September 30, 2023. A summary of the Company’s common stock transactions for the nine months ended September 30, 2022 is as follows:

•The Company sold 69,900 shares of common stock for cash proceeds of $59,415.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

•The Company issued 193,500 shares of common stock for services rendered. The Company recorded an expense of $189,582 for the nine months ended September 30, 2022 based on the closing price of the Company’s common stock on the OTCQB market.

•The Company granted Restricted Stock Awards of 1,070,000 shares of common stock under the Company’s 2021 Omnibus Incentive Plan to Company officers, directors, and consultants. See Note 8.

As a result of these transactions, the Company has 17,057,950 shares of common stock outstanding as of September 30, 2022.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to affect shares that could be issued in connection with the conversion of the convertible note payable or the Series 2023 Notes. See Notes 3 and 5. The convertible note payable is convertible at a conversion price the note holder and the Company agree on and the Series 2023 Notes are mandatorily convertible upon future events. Therefore, the number of shares these convertible securities are convertible into are not determinable and, accordingly, no shares of common stock are reserved for future issuance as of September 30, 2023 and December 31, 2022.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Restricted Stock Awards

A summary of the Company’s non-vested restricted stock awards as of September 30, 2023 and changes for the nine months then ended is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, Dec. 31, 2022	752,000	$0.251
Awarded	-	-
Vested	(483,500)	0.282
Forfeited	-	-
Non-vested restricted stock awards, Sept. 30, 2023	268,500	$0.194

RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $136,452 and $124,950, respectively. As of September 30, 2023, there was $51,972 of unrecognized stock-based compensation expense on the RSA shares.

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

September 30, 2023

(Unaudited)

a Monitor, to be supervised by the Arbitrator, to determine how much in past profits and interest DTLA is entitled to be awarded and that DTLA is treated fairly by LAFI on a going forward basis.

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. Due to uncertainties, the impact of the DLTA Judgment has not been reflected in the accompanying interim condensed consolidated financial statements as of September 30, 2023.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of November 24, 2023, the date of these unaudited interim condensed consolidated financial statements, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment.

NOTE 10 – RELATED PARTIES

As discussed in Note 6, cash advances are provided to the Company for operating expenses by Company officers, who were owed $23,888 and $44,882 by the Company as of September 30, 2023 and December 31, 2022, respectively. Company officers own approximately 43.8% of the Company as of the date of this report. The Company has agreed to indemnify Company officers for certain events or occurrences arising from the officer or director serving in such capacity. See Note 11.

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

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising from the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of September 30, 2023 and December 31, 2022.

NOTE 12 – SUBSEQUENT EVENTS

As of November 24, 2023, the date of these unaudited interim condensed consolidated financial statements, other than the events listed below, there are no subsequent events that are required to be recorded or disclosed in the accompanying unaudited interim condensed consolidated financial statements.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Resignation of director and appointment of new director

On October 13, 2023, Scott Bostick resigned from the Board. Mr. Bostick served on the Board with dedication, commitment and professionalism, contributing the growth and success of the Company during his tenure. Mr. Bostick’s resignation letter expressed no disagreements with any matter of corporate of accounting practices of the Corporation. The Board recognized the importance of maintaining a diverse and well-qualified Board that represents the best interests of the Company and its stockholders. Accordingly, the Board appointed Ms. Leslie R. Katz as a new independent director of the Company, effective October 13, 2023, to serve until the next annual meeting of stockholders and until her successor is duly elected.

Restricted stock Awards

On October 13, 2022, the Board granted a Restricted Stock Award (“RSA”) totaling 200,000 shares of common stock under the 2021 OIP to Ms. Katz as part of her compensation package as a member of the Board. The RSA shares to Ms. Katz vest 100,000 on December 31, 2023, and 12,500 shares over each of the following eight calendar quarters starting March 31, 2024. On October 14, 2022, the Board granted a RSA totaling 50,000 shares of common stock under the 2021 OIP to a consultant. The RSA shares to the consultant vest 10,000 per month for five consecutive months starting October 31, 2023. RSA shares are measured at fair market value based on the closing price of the Company’s common stock on the OTCQB market on the date of grant ($0.05 per share on October 13-14, 2023). Stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.

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

On October 13, 2023, Scott Bostick resigned from the Board. Mr. Bostick’s resignation letter expressed no disagreements with any matter of corporate of accounting practices of the Corporation. On October 13, 2023, Ms. Leslie R. Katz was appointed as a new independent director of the Company to serve until the next annual meeting of stockholders and until her successor is duly elected. Ms. Katz is an experienced attorney, former elected official, and former technology company executive, specializing in blockchain & FinTech, as well as regulatory, corporate, cybersecurity, and the developing areas of generative AI and Web3 law.

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

Future Plan of Operations

The COVID-19 pandemic catalyzed a behavioral shift to digital connection and verifiable trust. This shift thrust blockchain technology and digital collectibles to the forefront as virtual groups transformed into supportive, thriving communities centered around digital collectible brands. We positioned the Company to leverage our core competencies to drive value for the digital collectible community and our shareholders. Our web3 division connects cannabis companies to intellectual property (IP) licensing opportunities from digital collectible holders to launch digitally native cannabis brands. Since our launch of our web3 division in December 2021, we have developed relationships with nine digital collectible holders to seed our NFT “vault” with over 25 blue-chip NFTs. These NFTs include Bored Ape Yacht Club, Mutant Ape Yacht Club, Bored Ape Kennel Club, CryptoPunks, CrypToadz, Doodles, Meebits, and Gutter Cat Gang.

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

In August 2022, we began developing the concept for a Mega Robot cannabis line with Bronx Extracts. This brand builds on our key learnings from the Oro Blanco launch which highlighted the need for standout packaging paired with curated cannabis. This collaboration pairs the premium IP of Mega Robot with premium cannabis sourced and developed by Bronx Extracts to create a brand that appeals to everyday consumers. The Mega Robot x Bronx Extracts cannabis line launched in February 2023, and we recognized $10,707 of licensing revenues during the nine months ended September 30, 2023. The Mega Robot brand will demonstrate the power of our cannabis network combined with our advisory board to launch a brand that appeals to all consumers, including digitally native ones.

Liquidity and Capital Resources

Until such time we can raise additional capital or generate positive cash flow from operations, we will continue to be funded through short-term advances from the third parties and related parties, borrowings under promissory notes and sales of restricted common stock under various offerings. We estimate we will need $2,500,000 in capital, after satisfying our debt obligations, to cover our ongoing expenses and to successfully market and expand our product offerings. This is only an estimate and may change as we receive feedback from customers and have a better feel for the demand and revenues from our new products. Both factors may change, and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates. We intend to meet our cash requirements for the next 12 months with equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

For the nine months ended September 30, 2023 and 2022, we generated revenues of $10,707 and $7,623, respectively, and we reported net losses of $440,750 and $515,364, respectively. We had negative cash flow from operating activities of $69,908 and $242,644, respectively. As of September 30, 2023, we had an accumulated deficit of $6,185,449 and total shareholders’ deficit of $1,888,214.

Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financing. We anticipate that we will continue to report losses and negative cash flow. To date, we have financed our activities principally from the sale of common stock and loans from third parties and related parties. We intend to finance our future working capital needs from these sources until such a time that funds provided by our operations are sufficient to fund our working capital requirements. We believe that the current cash on hand, loans from third parties and related parties and funds raised from the sale of our common stock allow us sufficient capital for operations and to continue as a going concern.

On May 31, 2023, the board of directors (“Board”) authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”) to fund our Web3 activities and for sales, marketing, and administrative expenses. For the nine months ended September 30, 2023, we raised $34,000 of Series 2023 Notes.

Related party matters

The terms of any transaction determined to be with related parties are presented to the board of directors (other than any interested director) for approval and documented in the corporate minutes. Cash advances are commonly provided by our officers for operating expenses and direct payment of Company expenses. Company officers were owed $23,888 and $44,882 as of September 30, 2023 and December 31, 2022, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the nine months ended September 30, 2023, Company officers received net repayments of $24,915. For the nine months ended September 30, 2022, Company officers made cash advances of zero and were repaid $69,407. The cash advances are non-interest bearing and are unsecured.

Company officers own approximately 43.8% of the Company as of September 30, 2023. We have agreed to indemnify Company officers for certain events or occurrences arising from the officer or director serving in such a capacity. Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year.

Litigation developments

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of November 24, 2023, the date of this report, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment. See Part II, Item 1. Legal Proceedings in this Report.

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

Nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 (Unaudited)

Revenues generated for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30,
	2023	2022

Subscription fees	$-	$149
License revenues	10,707	7,474
	$10,707	$7,623

Operating expenses for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30,
	2023	2022

General and administrative	$251,064	$317,550
Professional fees	157,383	327,087
Depreciation and amortization	-	94
	$408,447	$644,731

For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $251,064 and $317,550, respectively, a decrease of approximately $66,500. Contributing factors to this decrease were:

•Outside consulting fees decreased overall by approximately $47,300. In 2022, we had contracted with two advisors with experience in mergers and acquisitions and three advisors to assist in expanding our NFT licensing reach to licensees and California dispensaries. These advisors were paid in stock and together their non-cash, stock-based fees totaled approximately $57,200 for the nine months ended September 30, 2022. In the current nine months ended September 30, 2023, their non-cash, stock-based fees totaled approximately $24,200, a decrease of $33,000. This decrease is substantially due to the significant decrease in the price of the Company’s common stock between the periods. In addition, consulting fees includes non-cash, stock-based fees to our independent director for vesting of a restricted stock award (“RSA”). In the prior nine months ended September 30, 2022, the initial accelerated vesting of the director’s RSA resulted in an expense $21,375, compared to an expense of $7,125 for the nine months ended September 30, 2023, a decrease of $14,300, making up the remainder of the decrease in consulting fees.

•Labor-related expenses decreased by approximately $17,400, due to consultant who stopped working for the Company in May 2022. Labor-related expenses included recognizing $28,500 in stock-based fees for the nine months ended September 30, 2023, compared to $45,900 for the nine months ended September 30, 2022.

•Public company-related costs, including OTC filing fees, press releases and transfer agent costs decreased by approximately $600.

•Overall other general and administrative expenses, including website development, dues and subscriptions, office expenses and travel and entertainment decreased by approximately $1,200 for the current nine-month period.

For the nine months ended September 30, 2023 and 2022, professional fees were $157,383 and $327,087, respectively, a decrease of approximately $169,700. Our professional fees for the nine months ended September 30, 2023 and 2022 were comprised of the following:

	Nine months ended September 30,
	2023	2022

Legal	$4,992	$43,054
Accounting and audit	138,991	169,222
Other professional fees	13,400	114,811
	$157,383	$327,087

Legal. Legal expenses decreased by approximately $38,100 for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Of the decrease, $37,000 is attributable to fees incurred by the Monitor, Judicate West and our law firm to advance our litigation against LAFI. We no longer incur costs for these services. See Part II, Item 1. Legal Proceedings in this Report. The additional decrease of $1,000 is due to reduced patent and general counsel services for the nine months ended September 30, 2023.

Accounting and audit. Accounting and audit expenses decreased by approximately $30,200 for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Contributing factors to this decrease were:

•Audit and accounting fees to our independent public accounting firm increased by approximately $800. Overall, our audit costs remained consistent between the periods.

•Accounting fees for our contracted CFO services decreased by $32,000. CFO services totaled $101,250 in the nine months ended September 30, 2023, which included $65,250 of stock-based fees, compared to $133,250 in the nine months ended September 30, 2022, which included $81,250 in stock-based fees. Not including stock-based fees, our CFO costs decreased by $16,000 as our CFO reduced his monthly fee in May 2022 to $4,000. All fees to our CFO are accrued and have not been paid.

•Accounting fees for our outside bookkeeping services increased by approximately $1,000.

Other professional fees. Other professional fees decreased by approximately $101,400 for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 due to a decrease in number and fees of our contracted software engineers and developers of our software technology platforms. Professional fees included $11,400 of stock-based fees in the nine months ended September 30, 2023, compared to $108,800 in the nine months ended September 30, 2022.

Interest expense. Interest expense decreased by approximately $2,800 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Overall, for the nine months ended September 30, 2023, we reported a net loss of $440,750 compared to a net loss of $515,364 for the nine months ended September 30, 2022.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the nine months ended September 30, 2023 and 2022. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Nine months ended September 30,
	2023	2022

Net loss as reported	$440,750	$515,364
Less: Stock-based fees	(136,452)	(314,532)
Adjusted Net Loss	$304,298	$200,832

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Three months ended September 30, 2023, compared to the three months ended September 30, 2022 (Unaudited)

Revenues generated for the three months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,
	2023	2022

Subscription fees	$-	$-
License revenues	5,503	4,974
	$5,503	$4,974

Operating expenses for the three months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,
	2023	2022

General and administrative	$81,717	$103,636
Professional fees	24,708	73,294
Depreciation and amortization	-	-
	$106,425	$176,930

For the three months ended September 30, 2023 and 2022, general and administrative expenses were $81,717 and $103,636, respectively, a decrease of approximately $21,900. Contributing factors to this decrease were:

•Outside consulting fees decreased overall by approximately $22,800. In 2022, we had contracted with two advisors with experience in mergers and acquisitions and three advisors to assist in expanding our NFT licensing reach to licensees and California dispensaries. These advisors were paid in stock and together their non-cash, stock-based fees totaled approximately $7,100 for the three months ended September 30, 2022. In the current three months ended September 30, 2023, their non-cash, stock-based fees totaled approximately $3,300, a decrease of $3,800. This decrease is substantially due to the significant decrease in the price of the Company’s common stock between the periods. In addition, consulting fees includes non-cash, stock-based fees to our independent director for vesting of a restricted stock award (“RSA”). In the prior three months ended September 30, 2022, the initial accelerated vesting of the director’s RSA resulted in an expense $21,375, compared to an expense of $7,125 for the nine months ended September 30, 2023, a decrease of $19,000, making up the remainder of the decrease in consulting fees.

•Labor-related expenses were unchanged in the comparative quarters. Labor-related expenses included recognizing $9,500 in stock-based fees for each of the three months ended September 30, 2023 and 2022.

•Public company-related costs, including OTC filing fees, press releases and transfer agent costs decreased by approximately $500.

•Overall other general and administrative expenses, including website development, dues and subscriptions, office expenses and travel and entertainment increased by approximately $1,400 for the current three-month period.

For the three months ended September 30, 2023 and 2022, professional fees were $24,708 and $73,294, respectively, a decrease of approximately $48,600. Our professional fees for the three months ended September 30, 2023 and 2022 were comprised of the following:

	Three months ended September 30,
	2023	2022

Legal	$755	$9,844
Accounting and audit	23,953	52,750
Other professional fees	-	10,700
	$24,708	$73,294

Legal. Legal expenses decreased by approximately $9,100 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Of the decrease, $9,000 is attributable to fees incurred by the Monitor, Judicate West and our law firm to advance our litigation against LAFI. We no longer incur costs for these services. See Part II, Item 1. Legal Proceedings in this Report. The additional decrease of $100 is due to reduced patent and general counsel services for the three months ended September 30, 2023.

Accounting and audit. Accounting and audit expenses decreased by approximately $28,800 for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm decreased by approximately $3,300 due to the timing of invoicing audit fees related to our annual fiscal year audit. Overall, our audit costs remained consistent between the periods.

•Accounting fees for our contracted CFO services decreased by $25,500. CFO services totaled $16,750 in the three months ended September 30, 2023, which included $4,750 of stock-based fees, compared to $42,250 in the three months ended September 30, 2022, which included

$30,250 in stock-based fees. Not including stock-based fees, our CFO costs remained constant at $12,000 per quarter. All fees to our CFO are accrued and have not paid.

•Accounting fees for our outside bookkeeping services are $1,000 per month and were unchanged for the comparable three-month periods.

Other professional fees. Other professional fees decreased by approximately $10,700 for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 due to a decrease in fees to our contracted software engineers and developers of our software technology platforms. Professional fees included zero of stock-based fees in the three months ended September 30, 2023, compared to $5,700 in the three months ended September 30, 2022

Interest expense. Interest expense decreased by approximately $2,600 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Overall, for the three months ended September 30, 2023, we reported a net loss of $116,358 compared to a net loss of $25,068 for the three months ended September 30, 2022.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the three months ended September 30, 2023 and 2022. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Three months ended September 30,
	2023	2022

Net loss as reported	$116,358	$25,068
Less: Stock-based fees	(19,934)	(73,950)
Adjusted Net Loss (Income)	$96,424	$(48,882)

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Cash Flows (unaudited)

The following table summarizes the sources and uses of cash for the nine months ended September 30, 2023 and 2022, respectively:

	Nine months ended September 30,
	2023	2022

Net cash used in operating activities	$(69,908)	$(242,644)
Net cash provided by investing activities	-	165,000
Net cash provided by financing activities	13,006	189,978
Net change in cash	$(56,902)	$112,334

Nine months ended September 30, 2023

Operating activities used $69,908 of cash, primarily resulting from our net loss for the nine months ended September 30, 2023 of $440,750, offset by non-cash stock-based compensation for vested restricted stock awards of $136,452. Other uses of cash from operating activities were primarily from increases in accounts payable of $23,853, accrued legal fees of $29,781, accrued payroll and payroll taxes of $138,108, accrued liabilities of $36,000 and accrued interest payable of $9,158, offset by an increase in accounts receivable of $2,320 and prepaid expenses of $190. There was no net cash provided by investing activities for the nine months ended September 30, 2023. Financing activities provided $13,006 of cash for the nine months ended September 30, 2023, consisting of $34,000 in proceeds from the sale of Series 2023 Notes, offset by repayments of $20,994 of advances from officers.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. Cash and cash equivalents were $5,161 and $62,063 as of September 30, 2023 and December 31, 2022, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to September 30, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between July and December 2021, the Monitor undertook a detailed process to determine the value of the 49% of profits and proceeds from 2017 to the present that DTLA is entitled to, in addition to the 10% prejudgment interest. The Monitor’s report was completed in January 2022. Based on the information in the Monitor’s report, DTLA has requested that the Arbitrator issue an award of back profits and interest and order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. Due to uncertainties, the impact of the DLTA Judgment has not been reflected in the accompanying interim condensed consolidated financial statements as of September 30, 2023.

In August 2022, a receiver was appointed by the Los Angeles County Superior Court to assume control of LAFI. As of November 24, 2023, the date of this report, the receiver is in the process of selling LAFI. It is not known at this time whether the sale of LAFI, if consummated and approved by the Superior Court, will result in any proceeds of the sale being paid to satisfy the DLTA Judgment.

ITEM 1A.  RISK FACTORS

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances

The Company has 17,075,950 shares of common stock outstanding as of September 30, 2023. There were no common stock transactions for the nine months ended September 30, 2023.

Subsequent to September 30, 2023, the Company issued an RSA totaling 200,000 shares of common stock to Leslie R. Katz as a new independent director of the Company. In addition, the Company issued an RSA for 50,000 shares of common stock to a consultant. As a result of these transactions, the Company has 17,325,950 shares of common stock outstanding as of November 24, 2023, the date of this report. Stock-based compensation expense will be recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.

For the prior nine months ended September 30, 2022, the Company’s common stock transactions were as follows:

•The Company sold 69,900 shares of common stock for cash proceeds of $59,415.

•The Company issued 193,500 shares of common stock for services rendered. The Company recorded an expense of $189,582 for the nine months ended September 30, 2022 based on the closing price of the Company’s common stock on the OTCQB market.

•The Company granted Restricted Stock Awards of 1,070,000 shares of common stock under our 2021 Omnibus Incentive Plan to officers, directors, and consultants.

As a result of these transactions, the Company had 17,027,950 shares of common stock outstanding as of September 30, 2022.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on November 24, 2023.

By:	/s/ Evan Horowitz
EVAN HOROWITZ
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Evan Horowitz
EVAN HOROWITZ
Chief Executive Officer, Director

By:	/s/ Lanny R. Lang
LANNY R. LANG
Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Accounting Officer)

By:	/s/ Michael Landau
MICHAEL LANDAU
Chief Technology Officer, Treasurer, Director

By:	/s/ Leslie Katz
LESLIE KATZ
Director