Form 10-K
period 2023-12-31
FARMHOUSE, INC. /NV
filed 2024-07-11
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2023

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

Yes ☐ No [X]

As of June 30, 2024, the last business day of the registrant’s most recently completed quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2,925,000 based on the closing price per share (or $0.28), of the registrant’s common stock as quoted by the OTCQB market.

As of July 10, 2024, the date of this Report, there were 17,728,450 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

FARMHOUSE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to the expected effects on its business from the coronavirus (“COVID-19”) pandemic. The Company generally uses the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond its control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

In August 2019, the Company acquired Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) as its wholly owned subsidiary (the “Acquisition”). The financial statements of the Company are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company. The consolidated financial statements also includes Farmhouse DTLA, Inc., a wholly owned subsidiary of Farmhouse Washington (“DTLA”).

Corporate Overview

We are a holding company with multiple divisions dedicated to connecting professionals and brands in the legal cannabis industry. We are built on two core competencies–trust and connection. Our divisions provide solutions that leverage our trusted brand and facilitate valuable connections across the cannabis industry. We connect the industry through multiple divisions including Farmhouse Vault, the @420 brand and @420 Twitter, and the WeedClub® Platform. Our @420 brand and @420 Twitter serve as trusted, influential properties that enable the Company to connect, promote and advocate for the industry. We will continue to serve as a leading boutique connection platform and branch its well-known brand into more IP licensing relationships continuously. Expanding Farmhouse Vault to license community-driven IP in the music industry is currently underway.

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

•Web3 division (“Vault”): Our newest division that connects cannabis brands with licensing opportunities with influential IP holders and communities to develop new brands that appeal to digitally-native consumers.

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

Our web3 (“Vault”) division connects cannabis companies to intellectual property (IP) licensing opportunities from digital collectible holders to launch digitally-native cannabis brands. Since our launch of our Vault division in December 2021, we have developed relationships with several digital collectible holders to seed our IP vault with blue-chip web3 brands. These brands include Bored Ape Yacht Club, Mutant Ape Yacht Club, Bored Ape Kennel Club, and CryptoPunks.

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

In September 2023, following the successful launch of the Mega Robot brand in California, the company facilitated additional Mega Robot brand licenses.  House of Kush developed cannabis products in Missouri, and Raw Genetics released branded seeds in the hemp category. The expansion will demonstrate the power of our cannabis network combined with our advisory board to launch a brand that appeals to all consumers, including digitally-native ones. Farmhouse Vault will develop and release new IP collaborations on an ongoing basis, such as its new collaboration with G. Love to network the music artist for the purpose of launching his cannabis branded products. The company leverages its ability to develop community-driven, IP branded products with its signed MOU with T-Pain to create a new subsidiary that should enter into the energy beverage industry.

Revenues

In accordance with ASC No. 606, Revenue Recognition, the Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. During the years ended December 31, 2023 and 2022, the Company generated two types of revenue, including:

(1)Subscription fees. Subscription fees related to the WeedClub portal are received at the time of purchase. The Company’s performance obligation is to provide services over a fixed subscription period; accordingly, the Company recognizes revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date.

(2)License revenues. The Company generates revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met upon granting the customer access to its licensed NFT’s. The company recognizes license revenues or royalties when the subsequent sale of the cannabis and hemp products and accessories by the licensee occurs. The amount of license revenue or royalties recognized is based on a percentage of the sales price of the licensee’s sales of its cannabis and hemp products and accessories. Fees are due the month after customer sales occur.

Revenues generated during the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

Subscription fees	$-	$149
License revenues	15,227	10,112
	$15,227	$10,261

The corresponding costs of revenues associated with license revenues were $6,930 and $3,806 for the years ended December 31, 2023 and 2022, respectively.

A new licensee accounted for 91.0% of license revenues for the year ended December 31, 2023.  Two licensees represented 60.4% and 39.6% of license revenues for the year ended December 31, 2022.

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

Product Development Strategy

Our product development strategy contemplates running parallel development tracks to simultaneously grow the Farmhouse Vault Platform and develop potential software and technology that addresses the needs of IP Holders, the overall cannabis industry, and additional industries that are available to expand our licensing business into. The continued growth of the Farmhouse Vault Platform will increase our potential customer base and allow us to replicate the same success seen at the start of WeedClub. By speaking with IP Holders and WeedClub members to discuss their current and future problems and needs, we will be able to develop solutions that address actual market needs with a present pool of potential early adopters. Platform growth at Farmhouse Vault will increase our ability to rapidly iterate on product development to effectively discover product market fit, while utilizing our existing supply chain connections.

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

Employees and Independent Contractors

As of July 10, 2024, we have three full-time employees, including our executive officers. We plan to hire additional employees and engage consultants on an as-needed basis. We also have relationships with several independent contractors who provide services to it on a regular basis.

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

We own a very effective and highly visible Twitter social media handle, @420. We also own the following domain names:

•coastweed.com

•dewby.com

•duby.org

•extract.com

•farmhouse.tv

•gettingbaked.com

•greatpot.com

•herbdate.com

•ifarmhouse.com

•localbud.com

•potsoda.com

•seed2.com

•seed2.sale

•sfbud.com

•sfpot.com

•superstrains.com

•tracelogic.com

•valuepot.com

•vaporsystem.com

•vapory.com

•weed.club

•weedclub.co

•weedclub.com

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executives and consultants work remotely. Our mailing address is 548 Market Street, Suite 90355, San Francisco, CA 94104 and our phone number is (888) 420-6856.

ITEM 3. LEGAL PROCEEDINGS.

We are a party to legal proceedings by our subsidiary, Farmhouse DTLA.

In August 2017, the Company’s subsidiary, DTLA, entered into a Strategic Consulting Agreement (the “SCA”) with a medical marijuana growing, and retail company that now goes by the name Los Angeles

Farmers, Inc. (“LAFI”). In October 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. In January 2020, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI. In April 2021, an Arbitrator overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DTLA Judgment”). The DTLA Judgment awarded 49% of LAFI to DTLA as of November 2017, along with a share of any profits from November 2017. In January 2022, DTLA requested that the Arbitrator order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. In August 2022, a receiver was appointed by the Court to assume control of LAFI. In April 2024, the sale of LAFI was completed by the receiver. As of July 10, 2024, it is doubtful, but still uncertain, as to whether DTLA will recover anything from the sale of LAFI.

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

Quarter Ended	Low	High

September 30, 2024 (1)	$0.12	$0.29
June 30, 2024	$0.08	$0.29
March 31, 2024	$0.05	$0.33
December 31, 2023	$0.03	$0.8
September 30, 2023	$0.04	$0.1
June 30, 2023	$0.04	$0.1
March 31, 2023	$0.08	$0.49
December 31, 2022	$0.14	$0.94
September 30, 2022	$0.15	$1.48
June 30, 2022	$0.52	$1.51
March 31, 2022	$0.52	$1.96

(1)Through July 10, 2024, the date of this Report.

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

Holders of Common Stock

As of December 31, 2023, we had 17,325,950 shares of common stock issued and outstanding, held by 134 stockholders of record and approximately 215 stockholders in street name.

As of July 10, 2024, the date of this Report, we had 17,728,450 shares of common stock issued and outstanding, held by 134 stockholders of record and approximately 215 stockholders in street name.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

A summary of the Company’s common stock transactions during the year ended December 31, 2023 is as follows:

•The Company granted Restricted Stock Awards of 250,000 shares of common stock under the Company’s 2021 Omnibus Incentive Plan to a Company director and a consultant.

As a result of these transactions, the Company has 17,325,950 shares of common stock outstanding as of December 31, 2023.

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

Subsequent to December 31, 2023, the Company had the following common stock transactions:

•The Company granted Restricted Stock Awards of 340,000 shares of common stock under the Company’s 2021 Omnibus Incentive Plan to Company officers, directors, and consultants.

•The Company sold 62,500 shares of common stock for cash proceeds of $25,000.

As a result of these transactions, the Company has 17,728,450 shares of common stock outstanding as of July 10, 2024, the date of these consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our officers and board of directors did not purchase shares in the open market during the years ended December 31, 2023 and 2022.

Stock Option Grants

We have not granted any stock options.

Registration Rights

There are no registration rights as of July 10, 2024, the date of this Report.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. We use United States GAAP financial measures in the MD&A, unless otherwise noted. All the GAAP financial measures used by us in this report relate to the inclusion of financial information. This MD&A should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2023 and 2022 included under Item 8 in this Report. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. See the cautionary language at the beginning of this Report regarding forward-looking statements.

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

For the years ended December 31, 2023 and 2022, we generated revenues of $15,227 and $10,261, respectively, and we reported net losses of $560,789 and $442,782, respectively. We had negative cash flow from operating activities of $83,454 and $270,895, respectively. As of December 31, 2023, we had an accumulated deficit of $6,305,488 and total shareholders’ deficit of $1,978,281.

Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financing. We anticipate that we will continue to report losses and negative cash flow. To date, we have financed our activities principally from the sale of common stock, loans and advances from Company officers, and loans from third parties. We intend on financing our future working capital needs from these sources until such time that funds provided by our operations are sufficient to fund our working capital requirements. We believe that the current cash on hand, loans and advances from Company officers, funds raised from the sale of our common stock, and funds from loans with third parties allows us sufficient capital for operations and to continue as a going concern.

Related party matters

The terms of any transaction determined to be with related parties are presented to the board of directors (other than any interested director) for approval and documented in the corporate minutes. Cash advances are commonly provided by our officers for operating expenses and direct payment of Company expenses. Company officers were owed $28,958 and $44,882 as of December 31, 2023 and 2022, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. During the year ended December 31, 2023, Company officers made cash advances of $10,761 and were repaid $26,685 of which $3,315 were paid with the Company’s credit card and $23,370 were cash payments. During the year ended December 31, 2022, Company officers were repaid $113,309 of which $18,102 were paid with the Company’s credit card and $95,207 were cash payments. The cash advances are non-interest bearing and are unsecured.

Company officers own approximately 43.2% of the Company as of December 31, 2023. We have agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year.

Litigation developments

In August 2017, the Company’s subsidiary, DTLA, entered into a Strategic Consulting Agreement (the “SCA”) with a medical marijuana growing, and retail company that now goes by the name Los Angeles

Farmers, Inc. (“LAFI”). In October 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. In January 2020, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI. In April 2021, an Arbitrator overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DTLA Judgment”). The DTLA Judgment awarded 49% of LAFI to DTLA as of November 2017, along with a share of any profits from November 2017. In January 2022, DTLA requested that the Arbitrator order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. In August 2022, a receiver was appointed by the Court to assume control of LAFI. In April 2024, the sale of LAFI was completed by the receiver. As of July 10, 2024, it is doubtful, but still uncertain, as to whether DTLA will recover anything from the sale of LAFI.

Results of Operations

Year ended December 31, 2023 compared to the year ended December 31, 2022

For the years ended December 31, 2023 and 2022, we generated revenues of $15,227 and $10,261, respectively, an increase of approximately $5,000. We generated two types of revenue for the years ended December 31, 2023 and 2022, as follows:

	Years ended December 31,
	2023	2022

Subscription fees	$-	$149
License fees	15,227	10,112
	$15,227	$10,261

Subscription fees. We generated zero and $149 subscription fees related to the WeedClub portal for the years ended December 31, 2023 and 2022, respectively.

License revenues. We recognized license revenues of $15,227 and $10,112 for the years ended December 31, 2023 and 2022, respectively. The corresponding costs of revenues associated with license revenues was $6,930 and $3,806 for the years ended December 31, 2023 and 2022, respectively. We generate revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license to use one of its licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. We recognize license revenues or royalties when the subsequent sale of the cannabis and hemp products and accessories by the licensee occurs. The amount of license revenue or royalties recognized is based on a percentage of the sales price of the licensee’s sales of its cannabis and hemp products and accessories.

For the years ended December 31, 2023 and 2022, general and administrative expenses were $336,092 and $403,372, respectively, a decrease of approximately $67,600. Contributing factors to this decrease were:

•Outside consulting fees decreased by approximately $42,300. We contracted with six advisors with experience in merger and acquisitions and to assist in expanding our NFT licensing reach to licensees and California dispensaries. Together their non-cash, stock-based fees were approximately $27,800 for the year ended December 31, 2023 compared to approximately $65,500 for the year ended December 31, 2022. In addition, consulting fees includes non-cash, stock-based fees to our independent director(s) for vesting of restricted stock award (“RSA”) of approximately $19,200 for the year ended December 31, 2023 compared to approximately

$23,800 for the year ended December 31, 2022.

•Labor-related expenses decreased by approximately $17,400, due to consultant who stopped working for the Company in May 2022. Labor-related expenses included recognizing approximately $38,000 in stock-based fees for the year ended December 31, 2023 compared to approximately $55,400 for the year ended December 31, 2022.

•Public company related costs, including OTC filing fees, press releases and transfer agent costs decreased by approximately $2,100, due primarily to fewer press releases disseminated in the current year.

•Overall other general and administrative expenses, including website development, dues and subscriptions, rent and office expenses and travel and entertainment decreased by approximately $5,800 for the current year period, generally due to spending constraints by management.

For the years ended December 31, 2023 and 2022, professional fees were $181,751 and $382,371, respectively, a decrease of approximately $200,600. Our professional fees the years ended December 31, 2023 and 2022 were comprised of the following:

	Years ended December 31,
	2023	2022

Legal	$4,992	$43,390
Accounting and audit	163,359	218,471
Other professional fees	13,400	120,510
	$181,751	$382,371

Legal. Legal expenses decreased overall by approximately $38,400 for the year ended December 31, 2023 compared to the year ended December 31, 2022. Contributing factors to this decrease were:

•Legal fees to our corporate and securities counsel firms decreased by approximately $1,100.

•Legal fees to our patent and trademark counsel decreased by approximately $200.

•Fees incurred by Judicate West, Planet Depot and court reporting related to our litigation against LAFI decreased by approximately $37,100, due to winding down of the active litigation. Reference is made to Note 9, Litigation, to the interim condensed consolidated financial statements included under Item 1 in this Report.

Accounting and audit. Accounting and audit expenses decreased by approximately $55,100 for the year ended December 31, 2023 compared to the year ended December 31, 2022. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm increased by approximately $1,500 related to our annual fiscal year audit and quarterly reviews.

•Accounting fees for our contracted CFO services decreased by approximately $57,500, which included approximately $70,000 in stock-based fees in the year ended December 31, 2023 compared to approximately $111,500 of stock-based fees recognized in the year ended December 31, 2022. The CFO monthly fees are $4,000, which is accrued and not paid.

•Accounting fees for our outside bookkeeping services increased by approximately $900.

Other professional fees. Other professional fees decreased by approximately $107,100 for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to a decrease in fees to our contracted software engineers and developers of our software technology platforms. Professional fees included approximately $11,400 in stock-based fees in the year ended December 31, 2023 compared to approximately $114,500 of stock-based fees recognized in the year ended December 31, 2022.

Other (income) and expenses for the years ended December 31, 2023 and 2022 were as follows:

	Years ended December 31,
	2023	2022

Gain on sale of domain name	$-	$(165,000)
Investment income	-	(225,000)
Interest expense	51,243	53,150
	$51,243	$336,850

Gain on sale of domain name. During the year ended December 31, 2022, we sold our domain name “blunt.com” to an unaffiliated party for $165,000, which was recorded as other income.

Investment income. During the year ended December 31, 2022, we executed a Litigation Funding Agreement with Legalist, whereby Legalist provided $225,000 of funding, which was recorded as investment income.

Interest expense. Interest expense decreased by approximately $1,900 for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to one loan payoff in the current year.

Overall, for the year ended December 31, 2023, we reported a net loss of $560,789 compared to a net loss of $442,782 for the year ended December 31, 2022.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the year ended December 31, 2023 and 2022. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Years ended December 31,
	2023	2022

Net loss as reported	$560,789	$442,782
Less: Stock-based fees	(166,424)	(370,694)
Adjusted Net Loss	$394,365	$72,088

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Cash Flows

The following table summarizes the sources and uses of cash for the years ended December 31, 2023 and 2022, respectively:

	Years ended December 31,
	2023	2022

Net cash used in operating activities	$(83,454)	$(270,895)
Net cash provided by (used in) investing activities	-	390,000
Net cash provided by (used in) financing activities	21,391	(60,822)
Net increase (decrease) in cash and cash equivalents	$(62,063)	$58,283

Year ended December 31, 2023. Operating activities used $83,454 of cash, primarily resulting from our net loss for the year ended December 31, 2023 of $560,789 offset by non-cash stock-based fees issued for services rendered by consultants and professionals of $166,424 and increases in accounts payable, accrued legal fees, accrued payroll and other accrued liabilities. There were no investing activities for the year ended December 31, 2023. Financing activities provided net cash of $21,391 from borrowings on notes payable of $34,000 and from related parties of $10,761. These were offset by repayment of related party debt and short-term advances of $23,370.

Year ended December 31, 2022. Operating activities used $270,895 of cash, primarily resulting from our net loss for the year ended December 31, 2023 of $442,782, investment income of $225,000, a gain on the sale of a domain name of $165,000, and a decrease in accrued legal fees offset by non-cash stock-based fees issued for services rendered by consultants and professionals of $370,694 and increases in accrued payroll and other accrued liabilities. Investing activities provided $390,000 of cash for the year ended December 31, 2023 resulting from proceeds of $165,000 from the sale of a domain name and a Litigation Funding Agreement with Legalist, whereby Legalist provided $225,000 of funding which is effectively proceeds from the Company’s investment in LAFI. Financing activities consisted of $59,415 in proceeds from the sale of common stock and $7,620 of borrowings on notes payable. These were offset by repayment of related party debt and short-term advances of $127,857.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $0 and $62,063 as of December 31, 2023 and 2022, respectively.

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

DECEMBER 31, 2023 AND 2022

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

Notes to the Consolidated Financial StatementsF-7

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Farmhouse, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Farmhouse, Inc. as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Farmhouse, Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  We determined that there are no critical audit matters.

/s/ Mac Accounting Group & CPAs, LLP

We have served as Farmhouse, Inc.’s auditor since 2018.

Midvale, Utah

July 10, 2024

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$-	$62,063
Accounts receivable	4,170	-
Prepaid expenses	3,990	3,810
Total current assets	8,160	65,873

Total assets	$8,160	$65,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$45,435	$11,181
Accrued legal fees	387,501	348,137
Accrued payroll and payroll taxes	1,129,752	945,608
Accrued liabilities	204,050	156,050
Accrued interest payable	61,745	48,931
Convertible notes payable	45,000	45,000
Notes payable	50,000	50,000
Due to related parties	28,958	44,882
Total current liabilities	1,952,441	1,649,789

Long-term liabilities:
Convertible notes payable, long-terms	34,000	-
Total long-term liabilities	34,000	-
Total liabilities	1,986,441	1,649,789

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 295,000,000 shares authorized, 17,325,950 and 17,075,950 shares issued and outstanding, respectively	1,733	1,708
Additional paid-in capital	4,325,474	4,159,075
Accumulated deficit	(6,305,488)	(5,744,699)
Total stockholders’ deficit	(1,978,281)	(1,583,916)
Total liabilities and stockholders’ deficit	$8,160	$65,873

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2023	2022

REVENUES
Net revenues	$15,227	$10,261
Costs of revenues	(6,930)	(3,806)
Gross margin	8,297	6,455

OPERATING EXPENSES
General and administrative	336,092	403,372
Professional fees	181,751	382,371
Depreciation and amortization	-	94
Impairment of intangible assets	-	250
Total operating expenses	517,843	786,087

LOSS FROM OPERATIONS	(509,546)	(779,632)

OTHER INCOME (EXPENSE):
Gain on sale of domain name	-	165,000
Investment income	-	225,000
Interest expense	(51,243)	(53,150)
Total other income (expense)	(51,243)	336,850

NET LOSS BEFORE INCOME TAXES	(560,789)	(442,782)
Income tax expense	-	-
NET LOSS	$(560,789)	$(442,782)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,130,160	16,376,154

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2023 and 2022

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2021	15,694,550	$1,570	$3,729,104	(5,301,917)	(1,571,243)

Common stock sold	69,900	7	59,408	-	59,415
Common stock issued for Restricted Stock Award	1,118,000	112	(112)	-	-
Stock-based compensation on RSA's vested	-	-	181,112	-	181,112
Common stock issued for services	193,500	19	189,563	-	189,582
Net loss	-	-	-	(442,782)	(442,782)
Balance at December 31, 2022	17,075,950	1,708	4,159,075	(5,744,699)	(1,583,916)

Common stock issued for Restricted Stock Award	250,000	25	(25)	-	-
Stock-based compensation on RSA's vested	-	-	166,424	-	166,424
Net loss	-	-	-	(560,789)	(560,789)
Balance at December 31, 2023	17,325,950	$1,733	$4,325,474	(6,305,488)	(1,978,281)

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(560,789)	$(442,782)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	-	94
Stock issued for services	-	189,582
Stock-based compensation on RSA's vested	166,424	181,112
Impairment of intangible assets	-	250
Investment income	-	(225,000)
Gain on sale of domain name	-	(165,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,170)	-
Prepaid expenses	(180)	(60)
Accounts payable	30,939	(16,421)
Accrued legal fees	39,364	(42,930)
Accrued payroll and payroll taxes	184,144	184,145
Accrued liabilities	48,000	55,254
Accrued interest payable	12,814	10,861
Net cash used in operating activities	(83,454)	(270,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of domain name	-	165,000
Settlement from equity security investment	-	225,000
Net cash provided by (used in) investing activities	-	390,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	59,415
Proceeds from borrowings on Note Payable	-	7,620
Proceeds from borrowings of convertible notes payable, long-term	34,000	-
Proceeds from related party debt and short-term advances	10,761	-
Repayment of borrowings on Note Payable	-	(32,650)
Repayment of related party debt and short-term advances	(23,370)	(95,207)
Net cash provided by (used in) financing activities	21,391	(60,822)

NET CHANGE IN CASH	(62,063)	58,283
CASH AT BEGINNING OF PERIOD	62,063	3,780
CASH AT END OF PERIOD	$-	$62,063

NONCASH INVESTING AND FINANCING ACTIVITIES
Repayment of related party short-term advances with credit card	3,315	18,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$1,253
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

In August 2019, the Company acquired Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) as its wholly owned subsidiary (the “Acquisition”). The financial statements of the Company are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company. The consolidated financial statements also includes Farmhouse DTLA, Inc., a wholly owned subsidiary of Farmhouse Washington (“DTLA”). DTLA is party to certain litigation. See Note 9.

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

Subsequent to December 31, 2023, the Company executed a non-binding Memorandum of Understanding for a proposed acquisition of all membership interests of Thrown, LLC, a joint venture beverage firm led by T-Pain, the Grammy Award-winning artist, professional gamer, and entrepreneur. Thrown’s premier product, T-Pain’s GamerShot, is a zero-crash, focus-enhancing functional esports beverage, featuring a proprietary Nootropic Energy Blend and conveniently packaged in 2-ounce servings. See Note 14.

Going Concern and Management Plans

The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2023, the Company had a net loss from operations of $509,546, consisting of general and administrative and legal and professional expenses. In addition, as of December 31, 2023, the Company had stockholders’ deficit of $1,978,281. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed its activities principally from the sale of its common stock, loans and advances from Company officers, and loans from third parties. The Company intends to finance its future working capital needs from these sources until such time that funds provided by operations are sufficient to fund working capital requirements. Management believes that loans and advances from Company officers, funds raised from the sale of its common stock, and funds raised from loans with third parties allow the Company sufficient capital for operations and to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2023 and 2022 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable as of December 31, 2023. The Company places its cash with high credit quality financial institutions.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The need for an allowance for uncollectible amounts is evaluated quarterly. No allowance for doubtful accounts was considered necessary as of December 31, 2023 and 2022.

One customer accounted for the entire accounts receivable balance as of December 31, 2023.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, convertible notes payable, notes payable, and amounts due to related parties. The carrying amounts of these financial instruments are stated at cost which approximates fair value.

Revenue Recognition

In accordance with ASC No. 606, Revenue Recognition, the Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. During the years ended December 31, 2023 and 2022, the Company generated two types of revenue, including:

(1)Subscription fees. Subscription fees related to the WeedClub portal are received at the time of purchase. The Company’s performance obligation is to provide services over a fixed subscription period; accordingly, the Company recognizes revenue ratably over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date.

(2)License revenues. The Company generates revenue from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met upon granting the customer access to its licensed NFT’s. The company recognizes license revenues or royalties when the subsequent sale of the cannabis and hemp products and accessories by the licensee occurs. The amount of license revenue or royalties recognized is based on a percentage of the sales price of the licensee’s sales of its cannabis and hemp products and accessories. Fees are due the month after customer sales occur.

Revenues generated during the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

Subscription fees	$-	$149
License revenues	15,227	10,112
	$15,227	$10,261

The corresponding costs of revenues associated with license revenues were $6,930 and $3,806 for the years ended December 31, 2023 and 2022, respectively.

A new licensee accounted for 91.0% of license revenues for the year ended December 31, 2023.  Two licensees represented 60.4% and 39.6% of license revenues for the year ended December 31, 2022.

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

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. The Company’s convertible note payable for $45,000 as of December 31, 2023 and 2022 (see Note 3) and the Company’s Series 2023 Notes for $34,000 as of December 31, 2023 (see Note 5) are excluded from dilutive net income (loss) per common share. The convertible note payable and Series 2023 Notes are convertible at a conversion price determined based on future events. Therefore, the number of shares these convertible securities are convertible into are not determinable.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible note payable is comprised of a sole promissory note in the amount of $45,000 as of December 31, 2023 and 2022, respectively. Principal and interest was originally due on July 4, 2018 and is currently in default. The convertible note payable bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense on the convertible note payable was $8,099 for each of the years ended

December 31, 2023 and 2022. Accrued interest on the convertible note payable was $52,394 and $44,295 as of December 31, 2023 and 2022, respectively.

The note and any unpaid accrued interest automatically converts in whole upon a qualified financing which is defined as an equity financing resulting in gross proceeds to the Company of at least $750,000 (including the conversion of the Notes and other debt). The conversion price would be equal to 100% of the per share price paid in the qualified financing, provided that: if the Company valuation associated with the Qualified Financing is less than $15,000,000, the valuation associated with the conversation shall be $15,000,000; and, if the Company valuation associated with the Qualified Financing is greater than $30,000,000, the Company valuation associated with the conversion shall be $30,000,000.

NOTE 4 – NOTES PAYABLE

In 2021, the Company entered into a loan agreement, not to exceed $75,000. with an unaffiliate individual (“Lender”) and borrowed $50,000 as a first advance. This loan, which was due six months after the first advance, remains outstanding as of December 31, 2023 and 2022. The loan bears interest at 6% per annum. At the Lender’s sole discretion, the maturity date may be extended, but currently remains in default. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan, the Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan and is liable for any amounts remaining due and owed if unpaid. Interest expense on this loan was $3,000 and $3,001 for the years ended December 31, 2023 and 2022, respectively. Accrued interest on this loan was $7,636 and $4,636 as of December 31, 2023 and 2022, respectively.

Subsequent to December 31, 2023, the Company entered into promissory notes with two unrelated parties each for $5,000, for cash proceeds of $10,000.  In addition, the Company entered into a promissory note with an unrelated party for $11,677 for a payment made by the party directly to a company vendor. See Note 14.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – LONG-TERM

On May 31, 2023, the Board authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”) to fund its Web3 product development activities and for sales, marketing, and administrative expenses. For the year ended December 31, 2023, the Company raised $34,000 of Series 2023 Notes. The Series 2023 Notes mature on May 31, 2026 and bear interest at 10% per annum. Interest expense related to the Series 2023 Notes was $1,715 for the year ended December 31, 2023. Accrued interest on the Series 2023 Notes was $1,715 as of December 31, 2023.

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

Assuming the Series 2023 Notes are not mandatorily converted by Market Forced Conversion or Offering Forced Conversion, as discussed above, the Series 2023 Notes will mature as follows:

For the fiscal year ended December 31,
2024	$-
2025	-
2026	34,000
2027	-
Total	$34,000

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totaled $28,958 and $44,882 as of December 31, 2023 and 2022, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. During the year ended December 31, 2023, Company officers made cash advances of $10,761 and were repaid $26,685 of which $3,315 were paid with the Company’s credit card and $23,370 were cash payments. During the year ended December 31, 2022, Company officers were repaid $113,309 of which $18,102 were paid with the Company’s credit card and $95,207 were cash payments. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 43.2% of the Company as of December 31, 2023. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity. See Note 10.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company’s authorized capital consists of 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The board of directors, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of any series of preferred stock as established. As of December 31, 2023 and 2022, the Company had no shares of preferred stock issued or outstanding.

Common stock transactions

A summary of the Company’s common stock transactions during the year ended December 31, 2023 is as follows:

•The Company granted Restricted Stock Awards of 250,000 shares of common stock under the Company’s 2021 Omnibus Incentive Plan to a Company director and a consultant. See Note 8.

As a result of these transactions, the Company has 17,325,950 shares of common stock outstanding as of December 31, 2023.

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

Subsequent to December 31, 2023, the Company granted additional Restricted Stock Awards of under the Company’s 2021 Omnibus Incentive Plan. See Note 14.

Shares Reserved

The Company is required to reserve and keep available its authorized but unissued shares of common stock an amount sufficient to affect shares that could be issued in connection the conversion of the convertible notes. See Note 3 and Note 5. These notes are convertible at a conversion price that the noteholder and the Company agree upon, therefore the number of shares it is convertible into is not determinable. Accordingly, no shares of common stock are reserved for future issuance as of December 31, 2023 and 2022.

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

Any restricted stock awards to be granted under the 2022 OIP are issued and measured at fair market value on the date of grant and become vested in various monthly or quarterly installments from the date of grant, subject to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awards is based solely on time vesting. Stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. Forfeitures are recognized as they occur.

Restricted Stock Awards

A summary of the Company’s non-vested restricted stock awards as of December 31, 2023 and 2022 and changes for the years then ended is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, Dec. 31, 2021	150,000	$1.020
Awarded	1,118,000	0.194
Vested	(516,000)	(0.351)
Forfeited	-	-
Non-vested restricted stock awards, Dec. 31, 2022	752,000	0.251
Awarded	250,000	0.050
Vested	(732,000)	(0.227)
Forfeited	-	-
Non-vested restricted stock awards, Dec. 31, 2023	270,000	$0.128

During the year ended December 31, 2023, the Board granted RSAs under the 2021 OIP of 200,000 shares of common stock to the new Company director and 50,000 shares of common stock to a consultant. The RSA shares to the Company director vest 100,000 shares on December 31, 2023 and 12,500 shares over each of the following eight fiscal quarters through December 31, 2025. The RSA shares issued to a consultant vest 10,000 shares monthly starting October 31, 2023. During the year ended December 31, 2022, the Board granted RSAs under the 2021 OIP totaling 1,118,000 shares of common stock to Company officers, directors, and consultants. The RSA shares generally vest over each of the following eight fiscal quarters following the grant date.

RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $166,424 and $181,112, respectively.

As of December 31, 2023, there was $34,500 of unrecognized stock-based compensation expense related to the RSA shares to be recognized over the weighted average remaining period of 0.64 years, as follows:

For the fiscal year ended December 31,
2024	$32,000
2025	2,500
2026	-
2027	-
Total	$34,500

NOTE 9 – LITIGATION

In August 2017, the Company’s subsidiary, DTLA, entered into a Strategic Consulting Agreement (the “SCA”) with a medical marijuana growing, and retail company that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). In October 2017, DTLA commenced litigation in Los Angeles County Superior

Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. In January 2020, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI. In April 2021, an Arbitrator overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DTLA Judgment”). The DTLA Judgment awarded 49% of LAFI to DTLA as of November 2017, along with a share of any profits from November 2017. In January 2022, DTLA requested that the Arbitrator order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. In August 2022, a receiver was appointed by the Court to assume control of LAFI. In April 2024, the sale of LAFI was completed by the receiver. As of July 10, 2024, it is doubtful, but still uncertain, as to whether DTLA will recover anything from the sale of LAFI.

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

Net deferred tax assets consist of the following components as of December 31, 2023 and 2022:

	2023	2022

Deferred tax assets:
Net operating loss carryforward	$789,000	$737,300
Accrued payroll	220,000	184,300
Accumulated depreciation	47,300	52,000
Valuation allowance	(1,056,300)	(973,600)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2023 and 2022 due to the following:

	2023	2022

Book income (loss)	$(117,800)	$(93,000)
Depreciation	(4,700)	(5,600)
Meals and entertainment	200	200
Other non-deductible expenses	34,900	77,800
Payroll Expense	35,700	35,700
Excess book gain on disposal over tax	-	(22,100)
Valuation allowance	51,700	7,000
	$-	$-

As of December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $3,757,000 that may be offset against future taxable income beginning in 2023 through 2042. No tax benefit has been reported in the December 31, 2023 consolidated financial statements since the potential tax benefit is offset by a valuation allowance for the same amount.  Tax years that remain subject to examination are 2019 and forward.

The Company has not filed its corporate tax returns since the fiscal year ending 2018. As a result of the significant losses incurred since inception, the Company has accumulated a substantial net operating loss (“NOL”) carryforward. While this NOL can be used to offset future taxable income, the failure to file tax returns timely presents potential risks and exposures, including: penalties and interest for the late filing of tax returns and the late payment of any taxes owed, and a risk that the Company may lose the benefit of its NOL carryforwards if tax authorities disallow the unfiled years or if the NOLs expire before they can be utilized.

NOTE 11 – RELATED PARTIES

As discussed in Note 7, cash advances are provided to the Company for operating expenses by Company officers, who are owed $28,958 and $44,882 by the Company as of December 31, 2023 and 2022, respectively. Company officers own approximately 43.2% of the Company as of December 31, 2023. The Company has agreed to indemnify Company officers for certain events or occurrences arising because of the officer or director serving in such capacities. See Note 12.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management’s opinion, upon consultation with legal counsel, there are no contractual obligations or current litigation that will materially affect the Company’s consolidated financial position or results of operations.

Lease Commitment

The Company leased desk space in an incubator in San Francisco, CA at the rate of $700 per desk. This lease was vacated in October 2021. The Company owes the property owner $8,050 as of December 31, 2023, which is included in accrued liabilities on the accompanying balance sheet.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacities. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of December 31, 2023 and 2022.

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

NOTE 14 – SUBSEQUENT EVENTS

As of July 10, 2024, the date of these consolidated financial statements, the following events were required to be disclosed in the accompanying consolidated financial statements as of and for the year ended December 31, 2023.

Memorandum of Understanding

On May 17, 2024, the Company executed a non-binding Memorandum of Understanding (“MOU”) which establishes the framework for a proposed acquisition of all membership interests of Thrown, LLC (“Thrown”). Thrown, operating under the brand Nappy Boy Dranks, is a joint venture beverage firm led by T-Pain, the Grammy Award-winning artist, professional gamer, and entrepreneur (“T-Pain”). Thrown’s premier product, T-Pain’s GamerShot, is a zero-crash, focus-enhancing functional esports beverage, featuring a proprietary Nootropic Energy Blend and conveniently packaged in 2-ounce servings.

The MOU provides for consideration to Throw of a) equity deposit of $75,000 in Company shares, subject to lockup and specific return conditions, b) cash compensation contingent on the Company raising $5-$10 million in equity financing, c) equity compensation involving issuance of 5,130,000 shares to Thrown, d) expense reimbursement up to $100,000 for organizational and operating expenses, e) license payment of $50,000 to Nappy Boy Dranks, LLC, and f) additional shares based on sales milestones to be negotiated.

While the MOU outlines the parties’ intent to negotiate in good faith a definitive agreement while highlighting certain binding terms regarding exclusivity and confidentiality, it does not guarantee that the transaction will be completed. The parties are committed to negotiating in good faith and working towards a definitive agreement, but there are many variables and conditions that must be met for the transaction to close successfully. Therefore, there is no assurance that the MOU will result in a final agreement or that the transaction will be consummated.

Notes Payable

On April 26, 2024, the Company entered into promissory notes with two unrelated parties each for $5,000, for cash proceeds of $10,000. These notes bear interest at 20% per annum and are unsecured. All unpaid principal, along with any accrued interest, is due on October 26, 2024. On July 2, 2024, the Company entered into a promissory note with an unrelated party for $11,677 for a payment made by the party directly to a company vendor. This note bears interest at 12% per annum, is unsecured and is due on January 2, 2025. Failure to meet the payment terms or any other default condition on these notes could result in financial consequences, including acceleration of the notes’ due date and additional legal costs. Management is aware of the risks associated with this high-interest liability and is committed to meeting all obligations under the terms of the notes.

Restricted Stock Awards

On May 17, 2024, the Board granted Restricted Stock Awards (“RSAs”) totaling 340,000 shares of common stock under the 2021 OIP to advisors that the Board determined to be critical to closing the aforementioned MOU, including 100,000 RSA shares to the Company’s contracted CFO, LFSI, and 240,000 RSA shares to the newly engaged Company legal counsel. The RSA shares to LFSI vest 50,000 shares on June 30, 2024 and 25,000 shares over each of the following two fiscal quarters. The RSA shares to the newly engaged Company legal counsel vest 10,000 shares monthly starting on June 30, 2024 and continuing until May 31, 2026. RSA shares are measured at fair market value based on the closing price of the Company’s common stock on the OTCQB market on the date of grant ($0.084 per share on May 17, 2024). Stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.

Common stock transactions

In May 2024, the Company issued 62,500 shares of common stock to an unrelated third party in connection with a Subscription Agreement priced at $0.40 per share for cash proceeds of $25,000. As a result of this issuance and the aforementioned RSA shares, the Company has 17,728,450 shares of common stock outstanding as of July 10, 2024, the date of these consolidated financial statements.

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

As of December 31, 2023, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Horowitz, Chief Executive Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. We concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on the evaluation under the framework in COSO, management concluded that our internal controls over financial reporting was ineffective as of December 31, 2023 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect its internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2023, management identified the following material weaknesses:

•Lack of a defined internal control structure and control environment. We have no risk assessment procedures, no formal information or communication process, and no monitoring activities in place. We have no control activities set up, including those over the AR/revenue process, the AP/purchasing process, the treasury process, the income tax process, or the equity process.  We also have no controls over the entering of journal entries or the financial reporting close process.

•We lack the necessary accounting resources with sufficient SEC reporting experience, US GAAP knowledge and accounting experience. We also lack the resources to properly account for complex debt and equity transactions and are unable to analyze such transactions timely or in sufficient detail. Additionally, we lack segregation of duties and review procedures to ensure our financial data is accurate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current executive officers and directors and additional information concerning them are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed

Evan Horowitz	Chief Executive Officer and Director	52	January 28, 2014
Michael Landau	Chief Technical Officer, Secretary, Treasurer and Director	52	January 28, 2014
Leslie Katz	Director	62	October 13, 2023
Lanny R. Lang	Chief Financial Officer	66	February 8, 2021

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

Director and Officer Biographical Information

Evan Horowitz – Chief Executive Officer and Director

Evan Horowitz, 52, is the Co-Founder and has been the Chief Executive Officer and Director since the Company's inception in January 2014. Mr. Horowitz’s primary responsibilities include the management and execution of our business development, market strategies, social media and brand development. Prior to Farmhouse, he was Co-Founder and Chief Executive Officer of multiple technology businesses primarily in the affiliate networking, advertising and domaining channels. As Co-Inventor on two prior-issued and subsequently monetized technology patents, he has firsthand intellectual property expertise related to branding, marketing, startups, defense and growth. Mr. Horowitz attended The University of California, Berkeley from 1990-1995 and studied Mass Communications.

Michael Landau – Chief Technical Officer, Secretary, Treasurer and Director

Michael Landau, 52, is the Co-Founder, Chief Technical Officer, Secretary, Treasurer and Director since the Company’s inception in January 2014. Mr. Landau is responsible for the online operations and development of our technology platforms. Prior to Farmhouse, he was the Co-Founder and Chief Technical Officer of Essociate Inc., an affiliate marketing, mobile development and domain name marketplace company. He has more than 20 years of experience developing web and mobile applications. Mr. Landau obtained an BS Degree in Economics and Computer Science from The University of California, Berkeley, 1994, and a J.D. from University of California, Hastings College of the Law, 1998. He is a member of the California Bar Association.

Leslie Katz – Director

Leslie R. Katz, 62, joined the Farmhouse board of directors in October 2023 as an independent director. Ms. Katz is an experienced attorney, former elected official, and former technology company executive, specializing in blockchain & FinTech, as well as corporate, cybersecurity, and the developing areas of generative AI and Web3 law. Ms. Katz's law career is extensive and includes Partner at Practus, LLP (July 2022 to current), an innovative virtual law firm that leverages cloud-based technologies, Partner with Clark Hill Law (September 2019 to July 2022) focusing in blockchain, emerging technologies, regulatory and government affairs, Partner with CKR Law, LLC. (November 2018 to September 2019), and Shareholder with Greenberg Traurig, LLC (August 2015 to November 2018) focusing on government law and policy, energy, telecommunications, healthcare, and clean technology. Prior to her law career, Ms. Katz was Port Commissioner for the Port of San Franscisco from March 2011 to May 2018, and was Member and Past Chair of the Democratic County Central Committee from June 2000 to June 2016. Ms. Katz obtained an B.S. Degree in Psychology from the University of California, Berkeley, 1983, and a J.D. from University of California Law School, San Francisco, 1986. She is a member of the California Bar Association.

Lanny R. Lang – Chief Financial Officer

Lanny R. Lang, 66, was named Chief Financial Officer pursuant to a management contract with Lang Financial Services, Inc. (“LFSI”). Mr. Lang has over 35 years of CFO-related restructuring, financial consulting, reverse merger, capital structuring, financial process and SEC financial reporting experience. He has been the principal of LFSI, a private management and accounting consulting firm, since 1993. From July 2017 to June 2018, he was the CFO of ORhub, Inc. – OTC: ORHB. From 1995 and July 2017, he was the CFO, Secretary and a director of Aztore Capital Corp. and its predecessor, Aztore Holdings, Inc. Pursuant to Advisory Agreement with LFSI, Mr. Lang is also currently the CFO of House of Jane Inc. – OTC:HOJI since February 2019. Since May 2022, Mr. Lang is also the CFO and Secretary of 3Win Corp. Mr. Lang started his career with Price Waterhouse (now PWC) in Minneapolis, Minnesota and obtained a BA Degree in Accounting from the University of Northern Iowa, 1980.

During the years ended December 31, 2023 and 2022, there were no formal meetings of our board of directors.  The directors authorize material action by written consent executed contemporaneously with the action.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have a board of directors comprised of a majority of “Independent Directors.” Currently, our board of directors has one independent director, Leslie Katz, within the definition of independence provided by the OTC Markets Group Inc.

Code of Ethics

We have not adopted a formal Code of Ethics, but we intend to adopt a formal Code of Ethics in the future.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide the Company with copies of those filings. Based solely on the review of the copies of such forms received by the Company, or written representations from certain reporting persons, during the year ended December 31, 2023, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Family Relationships

There are no family relationships among our officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by the Company in the past two years ending December 31, 2023 for our principal executive officer or other individual serving in a similar capacity, and the two most highly compensated executive officers, other than the principal executive officer, who were serving as corporate officers as of December 31, 2023. For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Evan Horowitz, CEO (1)	12/31/23	$85,000	$0	$19,000	$0	$0	$0	$0	$104,000
	12/31/22	$85,000	$0	$9,500	$0	$0	$0	$0	$94,500
Michael Landau, CTO (2)	12/31/23	$85,000	$0	$19,000	$0	$0	$0	$0	$104,000
	12/31/22	$85,000	$0	$9,500	$0	$0	$0	$0	$94,500
Lanny R. Lang, CFO (3)	12/31/23	$0	$0	$70,000	$0	$0	$0	$48,000	$175,500
	12/31/22	$0	$0	$111,500	$0	$0	$0	$64,000	$175,500

(1)Mr. Horowitz, our CEO, accrues a salary of $85,000, which is unpaid for the years ended December 31, 2023 and 2022. The amount shown as Stock Award is stock-based compensation expense on RSA shares vested during the periods presented.

(2)Mr. Landau, our CTO, accrues a salary of $85,000, which is unpaid for the years ended December 31, 2023 and 2022. The amount shown as Stock Award is stock-based compensation expense on RSA shares vested during the periods presented.

(3)Mr. Lang, our CFO (contracted through Lang Financial Services, Inc.) is paid on a contract basis and is not a W-2 employee. The amount shown as Stock Award is stock-based compensation expense on RSA shares vested during the periods presented.

Outstanding Equity Awards at Year End

The following table summarizes the outstanding equity awards held by each named executive officer as of July 10, 2024, the date of this Report:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)	Market Value Of Shares Or Units Of Stock That have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Evan Horowitz, CEO	-	-	-	-	-	-	-	-	-
Michael Landau, CTO	-	-	-	-	-	-	-	-	-
Lanny R. Lang, CFO	-	-	-	-	-	-	-	-	-

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

Director Compensation

The following table sets forth for each director, certain information concerning their compensation for the year ended December 31, 2023.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualifited Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Evan Horowitz	$0	$0	$0	$0	$0	$0	$0
Michael Landau	$0	$0	$0	$0	$0	$0	$0
Scott Bostick (1)	$0	$14,250	$0	$0	$0	$0	$14,250
Lelie Katz (2)	$0	$5,000	$0	$0	$0	$0	$5,000

(1)Scott Bostick resigned as a director on October 13, 2023. Mr. Bostick stated that his resignation is not due to any disagreements in accounting policies or procedures or conflicts with the management.

(2)Leslie Katz was named a director on October 13, 2023. The Board granted RSAs under the 2021 OIP of 200,000 shares of common stock to Mr. Katz. The RSA shares vest 100,000 shares on December 31, 2023 and 12,500 shares over each of the following eight fiscal quarters through December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth, as of July 10, 2024 certain information concerning the beneficial ownership of the Company’s capital stock by:

•each stockholder known by the Company to own beneficially 5% or more of any class of its outstanding stock;

•each director;

•each named executive officer;

•all of the Company’s executive officers and directors as a group; and \

•each person, or group of affiliated persons, who is known by the Company to beneficially own more than 5% of any class of its outstanding stock.

As of December 31, 2023, the Company had authorized 295,000,000 shares of common stock, par value $0.0001, of which there were 17,325,950 shares of common stock outstanding. As of July 10, 2024, there were 17,728,450 shares of common stock outstanding.

Beneficial ownership is as follows as of July 10, 2024:

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Evan Horowitz, CEO and Director (3)	548 Market Street, Suite 90355 San Francisco, CA 94104	3,739,272	21.45%

Michael Landau, CTO and Director (3)	548 Market Street, Suite 90355 San Francisco, CA 94104	3,739,272	21.45%

Leslie Katz, Director (4)	548 Market Street, Suite 90355 San Francisco, CA 94104	137,500	0.79%

Lanny R. Lang, CFO (5)	548 Market Street, Suite 90355 San Francisco, CA 94104	526,964	3.02%

Executive Officers and Directors as a Group (4 Person)		8,143,008	46.62%

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

(2)Shares of common stock underlying options, warrants, restricted stock awards, or notes currently exercisable or convertible or exercisable within 60 days of July 10, 2024 are considered outstanding and beneficially owned by the person holding such securities for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person.

(3)Shares and percentages include 3,539,275 shares owned and 200,000 vested shares of common stock issued pursuant to an RSA Award under the Company’s 2022 OIP.

(4)Shares and percentages include 137,500 vested shares of common stock issued pursuant to an RSA Award under the Company’s 2022 OIP. Excludes 62,500 shares of common stock which are subject to future vesting.

(5)Shares and percentages include 51,694 shares owned by Lang Financial Services, Inc. and 475,000 vested shares of common stock issued pursuant to an RSA Award under the Company’s 2022 OIP. Excludes 25,000 shares of common stock which are subject to future vesting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As set out below, as of December 31, 2023, there have been no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the total assets at year-end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest: any director or executive officer of the Company; any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; any promoters and control persons; and any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Cash advances are provided by our officers for operating expenses and direct payment of Company expenses. During the year ended December 31, 2023, Company officers made cash advances of $10,761 and were repaid $26,685. During the year ended December 31, 2022, Company officers were repaid $113,309. The cash advances are non-interest bearing and are unsecured. Company officers own approximately 43.2% of the Company as of December 31, 2023. We have agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacity.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Accounting Fees

Below is the aggregate amount of fees billed for professional services rendered by Mac Accounting Group & CPAs, LLP, our independent registered public accounting firm, with respect to the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022

Audit fees	$32,500	$31,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$32,500	$31,500

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

*Filed herewith.

ITEM 16. FORM 10–K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on July 10, 2024.

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