Form 10-Q
period 2024-03-31
FARMHOUSE, INC. /NV
filed 2024-07-11
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
or

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

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of July 11, 2024 is 17,915,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

March 31, 2024

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

Item 1.Legal Proceedings33

Item 1A.Risk Factors34

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds34

Item 3.Defaults Upon Senior Securities36

Item 4.Mine Safety Disclosures36

Item 5.Other Information36

Item 6.Exhibits36

SIGNATURE37

CERTIFICATIONS38

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$446	$-
Accounts receivable	859	4,170
Prepaid expenses	162	3,990
Total current assets	1,467	8,160

Total assets	$1,467	$8,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$60,621	$45,435
Accrued legal fees	396,980	387,501
Accrued payroll and payroll taxes	1,175,788	1,129,752
Accrued liabilities	216,050	204,050
Accrued interest payable	65,364	61,745
Convertible notes payable, in default	45,000	45,000
Notes payable, in default	50,000	50,000
Due to related parties	36,141	28,958
Total current liabilities	2,045,944	1,952,441

Long-term liabilities:
Convertible notes payable, long-term	34,000	34,000
Total long-term liabilities	34,000	34,000
Total liabilities	2,079,944	1,986,441

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 17,325,950 and 17,325,950 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,733	1,733
Additional paid-in capital	4,341,349	4,325,474
Accumulated deficit	(6,421,559)	(6,305,488)
Total stockholders’ deficit	(2,078,477)	(1,978,281)
Total liabilities and stockholders’ deficit	$1,467	$8,160

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31,
(unaudited)

	2024	2023

REVENUES
Revenues	$2,261	$1,069
Costs of revenues	(1,131)	(535)
Gross margin	1,130	534

OPERATING EXPENSES
General and administrative	74,180	84,679
Professional fees	29,923	74,650
Total operating expenses	104,103	159,329

LOSS FROM OPERATIONS	(102,973)	(158,795)

OTHER INCOME (EXPENSE):
Interest expense	(13,098)	(12,520)
Total other income (expense)	(13,098)	(12,520)

NET LOSS	$(116,071)	$(171,315)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,325,950	17,075,950

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2024
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2023	17,325,950	$1,733	$4,325,474	$(6,305,488)	$(1,978,281)

Stock-based compensation on RSA's vested	-	-	15,875	-	15,875
Net loss	-	-	-	(116,071)	(116,071)
Balance at March 31, 2024	17,325,950	$1,733	$4,341,349	$(6,421,559)	$(2,078,477)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,071)	$(171,315)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock-based compensation on RSA's vested	15,875	58,259
Changes in operating assets and liabilities:
Accounts receivable	3,311	(1,069)
Prepaid expenses	3,828	(4,170)
Accounts payable	14,526	12,354
Accrued legal fees	9,479	9,784
Accrued payroll and payroll taxes	46,036	46,036
Accrued liabilities	12,000	12,000
Accrued interest payable	3,619	2,736
Net cash used in operating activities	(7,397)	(35,385)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt and short-term advances	7,843	-
Repayment of related party debt and short-term advances	-	(18,000)
Net cash provided by (used in) financing activities	7,843	(18,000)

NET CHANGE IN CASH	446	(53,385)
CASH AT BEGINNING OF PERIOD	-	62,063
CASH AT END OF PERIOD	$446	$8,678
NONCASH INVESTING AND FINANCING ACTIVITIES:
Repayment of related party short-term advances with credit card	$(660)	$(260)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

In August 2019, the Company acquired Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) as its wholly owned subsidiary (the “Acquisition”). The financial statements of the Company are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company. The consolidated financial statements also include Farmhouse DTLA, Inc. (“DTLA”), a wholly owned subsidiary of Farmhouse Washington. DTLA is party to certain litigation. See Note 9.

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

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2024, the Company had a net loss from operations of $116,071 and as of March 31, 2024, the Company had stockholders’ deficit of $2,078,477. In view of these matters, the recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2024 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements contained in this Report have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 filed with the Securities and Exchange Commission on July 11, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited interim condensed consolidated balance sheets. We evaluate the collectability of our accounts receivable and determine the appropriate allowance for doubtful accounts based on a combination of factors. When we become aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount we reasonably expect to collect. As of March 31, 2024 and December 31, 2023 one licensee represented 100% of the receivable balances of $859 and $4,170, respectively.  As of December 31, 2022 the receivable balance was $0.

Revenue Recognition

In accordance with ASC No. 606, Revenue Recognition, the Company recognizes revenue from product sales or services rendered by applying the following five revenue recognition steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

During the three months ended March 31, 2024 and 2023, the Company generated revenues of $2,261 and $1,069, respectively, from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met upon granting the customer access to its licensed NFT’s. The Company recognizes license revenues or royalties when the subsequent sale of the cannabis and hemp products and accessories by the licensee occurs. The amount of license revenue or royalties recognized is based on a percentage of the sales price of the licensee’s sales of its cannabis and hemp products and accessories. Fees are due the month after customer sales occur.

The corresponding costs of revenues associated with license revenues were  $1,131 and $535 for the three months ended March 31, 2024 and 2023, respectively. One licensee accounted for 100% of license revenues for the three months ended March 31, 2024 and 2023.

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

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. As of March 31, 2024 and 2023 the Company had no potentially dilutive securities.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

Convertible notes payable is comprised of a promissory note to an unrelated individual in the amount of $45,000 as of March 31, 2024 and December 31, 2023. Principal and interest was originally due in July 2018 and is currently in default. The loan bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense related to the convertible note payable was $2,019 and $1,997 for the three months ended March 31, 2024 and 2023, respectively. Accrued interest on the convertible note payable was $54,414 and $52,394 as of March 31, 2024 and December 31, 2023, respectively.

The note and any unpaid accrued interest automatically convert in whole upon a qualified financing which is defined as an equity financing resulting in gross proceeds to the Company of at least $750,000 (including the conversion of the Notes and other debt). The conversion price would be equal to 100% of the per share price paid in the qualified financing, provided that: if the Company valuation associated with the Qualified Financing is less than $15,000,000, the valuation associated with the conversation shall be $15,000,000; and, if the Company valuation associated with the Qualified Financing is greater than $30,000,000, the Company valuation associated with the conversion shall be $30,000,000.

NOTE 4 – NOTES PAYABLE, IN DEFAULT

In 2021, the Company entered into a loan agreement, not to exceed $75,000. with an unaffiliate individual (“Lender”) and borrowed $50,000 as a first advance. This loan, which was due six months after the first advance, remains outstanding as of March 31, 2024. The loan bears interest at 6% per annum. At the Lender’s sole discretion, the maturity date may be extended, but currently remains in default. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan, the Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan and is liable for any amounts remaining due and owed if unpaid. Interest expense on this loan was $748 and $739 for the three months ended March 31, 2024 and 2023, respectively. Accrued interest on this borrowing was $8,384 and $7,636 as of March 31, 2024 and December 31, 2023, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – LONG-TERM

In May 2023, the Board authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”) to fund its Web3 product development activities and for sales, marketing, and administrative expenses. During the year ended December 31, 2023, the Company raised $34,000 of Series 2023 Notes.  The Series 2023 Notes mature on May 31, 2026 and bear interest at 10% per annum. Interest expense related to the Series 2023 Notes was $851 for the three months ended March 31, 2024. Accrued interest on the Series 2023 Notes was $2,566 and $1,715 as of March 31, 2014 and December 31, 2023, respectively.

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

The amount converted shall equal the sum of the principal amount of the Series 2023 Notes, plus the accrued and unpaid interest on such notes, plus default interest, if any, on the notes. The conversion price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, combinations, recapitalization, reclassifications, extraordinary distributions, and similar events.

Assuming the Series 2023 Notes are not mandatorily converted by Market Forced Conversion or Offering Forced Conversion, as discussed above, the Series 2023 Notes will mature as follows:

For the fiscal year ended December 31,
2024	$-
2025	-
2026	34,000
2027	-
2028	-
Total	$34,000

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totaled $36,141 and $28,958 as of March 31, 2024 and December 31, 2023, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the three months ended March 31, 2024,

Company officers made advances of $7,843 and were repaid $660 with the Company’s credit card. For the three months ended March 31, 2023, Company officers made no advances and were repaid $18,000 in cash and $260 with the Company’s credit card. The amounts due to related parties are non-interest bearing and are unsecured. See Note 10.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company’s authorized capital consists of 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The board of directors, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of any series of preferred stock as established. As of March 31, 2024 and December 31, 2023, the Company had no shares of preferred stock issued or outstanding.

Common stock transactions

There were no common stock transactions for the three months ended March 31, 2024 and 2023.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to affect shares that could be issued in connection with the conversion of the convertible note payable (see Note 3) and its Series 2023 Notes (see Note 5). The convertible note payable and Series 2023 Notes are not convertible as of March 31, 2024 and do not become convertible until future events occur, at which time the conversion price will be determined. Therefore, the number of shares these convertible securities are convertible into are not determinable and no shares of common stock were reserved for future issuance as of March 31, 2024 and December 31, 2023.

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

Any restricted stock awards to be granted under the 2021 OIP are issued and measured at fair market value on the date of grant and become vested in various monthly or quarterly installments from the date of grant, subject to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awards is based solely on time vesting. Stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. Since inception of the plan 1,405,500 shares have vested and 162,500 are expected to vest.

Restricted Stock Awards

A summary of the Company’s non-vested restricted stock awards as of March 31, 2024 and changes for the three months then ended is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, December 31, 2023	270,000	$0.128
Awarded	-	$-
Vested	(107,500)	$(0.148)
Forfeited	-	$-
Non-vested restricted stock awards, March 31, 2024	162,500	$0.115

RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $15,875 and $58,259, respectively. Awards generally have a requisite service period of 1-2 years and the maximum term of awards that have been granted is 2 years. As of March 31, 2024, there was $18,625 of unrecognized stock-based compensation expense related to the RSA shares to be recognized over the weighted average remaining period of 0.65 years, as follows:

During the fiscal years ended December 31,
2024 remaining	$16,125
2025	2,500
Total	$18,625

NOTE 9 – LITIGATION

In August 2017, the Company’s subsidiary, DTLA, entered into a Strategic Consulting Agreement (the “SCA”) with a medical marijuana growing, and retail company that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). In October 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. In January 2020, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI. In April 2021, an Arbitrator overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DTLA Judgment”). The DTLA Judgment awarded 49% of LAFI to DTLA as of November 2017, along with a share of any profits from November 2017. In January 2022, DTLA requested that the Arbitrator order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. In August 2022, a receiver was appointed by the Court to assume control of LAFI. In April 2024, the sale of LAFI was completed by the receiver. As of July 11, 2024, the date of this report, it is doubtful, but still uncertain, as to whether DTLA will recover anything from the sale of LAFI.

NOTE 10 – RELATED PARTIES

As discussed in Note 6, cash advances are provided to the Company for operating expenses by Company officers, who were owed $36,141 and $28,958 as of March 31, 2024 and December 31, 2023, respectively. The amounts due to related parties are non-interest bearing and are unsecured.

Company officers own approximately 43.2% of the Company as of March 31, 2024.  The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacities.

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

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising from the officer or director serving in such capacities. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of March 31, 2024 and December 31, 2023.

NOTE 12 – SUBSEQUENT EVENTS

As of July 11, 2024, the date of this report, the following events were required to be disclosed in the accompanying consolidated financial statements as of and for the three months ended March 31, 2024.

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

The MOU provides for consideration to Thrown of a) equity deposit of $75,000 in Company shares, subject to lockup and specific return conditions, b) cash compensation contingent on the Company raising $5-$10 million in equity financing, c) equity compensation involving issuance of 5,130,000 shares to Thrown, d) expense reimbursement up to $100,000 for organizational and operating expenses, e) license payment of $50,000 to Nappy Boy Dranks, LLC, and f) additional shares based on sales milestones to be negotiated.

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

On July 6, 2024, the Company and Thrown signed an Amendment to the MOU (“Amendment”) to clarify the equity deposit of $75,000 in Company shares “based on the price per share of the Company’s stock then in effect as of the Effective Date.”  Under the Amendment, the parties agreed to a price per share of the Company’s stock of $0.40 and the Company will issue 187,500 shares of common stock the Thrown as the equity deposit of $75,000 as provided in the MOU.

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

Common Stock Transactions

On May 22, 2024, the Company issued 62,500 shares of common stock to an unrelated third party in connection with a Subscription Agreement priced at $0.40 per share for cash proceeds of $25,000. As a result of this issuance, the shares issued to Thrown under the MOU, and the aforementioned RSA shares, the Company has 17,915,950 shares of common stock outstanding as of July 11, 2024, the date of this report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our interim condensed consolidated financial statements and related notes contained elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on July 11, 2024. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The MOU provides for consideration to Thrown of a) equity deposit of $75,000 in Company shares, subject to lockup and specific return conditions, b) cash compensation contingent on the Company raising $5-$10 million in equity financing, c) equity compensation involving issuance of 5,130,000 shares to Thrown, d) expense reimbursement up to $100,000 for organizational and operating expenses, e) license payment of $50,000 to Nappy Boy Dranks, LLC, and f) additional shares based on sales milestones to be negotiated.

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

On July 6, 2024, the Company and Thrown signed an Amendment to the MOU (“Amendment”) to clarify the equity deposit of $75,000 in Company shares “based on the price per share of the Company’s stock then in effect as of the Effective Date.”  Under the Amendment, the parties agreed to a price per share of the Company’s stock of $0.40 and the Company will issue 187,500 shares of common stock the Thrown as the equity deposit of $75,000 as provided in the MOU.

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

For the three months ended March 31, 2024 and 2023, we generated revenues of $2,261 and $1,069, respectively, and we reported net losses of $116,071 and $171,315, respectively. We had negative cash flow from operating activities of $7,397 and $35,385, respectively. As of March 31, 2024, we had an accumulated deficit of $6,421,559 and total shareholders’ deficit of $2,078,477.

Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financing. We anticipate that we will continue to report losses and negative cash flow. To date, we have financed our activities principally from the sale of common stock, loans from Company officers and loans from third parties. We intend to finance our future working capital needs from these sources until such a time that funds provided by our operations are sufficient to fund our working capital requirements. We believe that loans from Company officers, loans from third parties and funds raised from the sale of our common stock allows us sufficient capital for operations and to continue as a going concern.

Related Party Matters

The terms of any transaction determined to be with related parties are presented to the board of directors (other than any interested director) for approval and documented in the corporate minutes. Cash advances are commonly provided by our officers for operating expenses and direct payment of Company expenses. Company officers were owed $36,141 and $28,958 as of March 31, 2024 and December 31, 2023, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. The amounts due to related parties are non-interest bearing and are unsecured. For the three months ended March 31, 2024, Company officers made advances of $7,843 and were repaid $660 with the Company’s credit card. For the three months ended March 31, 2023, Company officers made no advances and were repaid $18,000 in cash and $260 with the Company’s credit card.

Company officers own approximately 43.2% of the Company as of March 31, 2024.  The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacities. Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year.

Litigation Developments

In August 2017, the Company’s subsidiary, DTLA, entered into a Strategic Consulting Agreement (the “SCA”) with a medical marijuana growing, and retail company that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). In October 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. In January 2020, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI. In April 2021, an Arbitrator overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DTLA Judgment”). The DTLA Judgment awarded 49% of LAFI to DTLA as of November 2017, along with a share of any profits from November 2017. In January 2022, DTLA requested that the Arbitrator order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. In August 2022, a receiver was appointed by the Court to assume control of LAFI. In April 2024, the sale of LAFI was completed by the receiver. As of the date of this filing, it is doubtful, but still uncertain, as to whether DTLA will recover anything from the sale of LAFI.

Results of Operations

During the three months ended March 31, 2024 and 2023, the Company generated revenues of $2,261 and $1,069, respectively, from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met upon granting the customer access to its licensed NFT’s. The company recognizes license revenues or royalties when the subsequent sale of the cannabis and hemp products and accessories by the licensee occurs. The amount of license revenue or royalties recognized is based on a percentage of the sales price of the licensee’s sales of its cannabis and hemp products and accessories. Fees are due the month after customer sales occur.

The corresponding costs of revenues associated with license revenues were $1,131 and $535 for the three months ended March 31, 2024 and 2023, respectively. One licensee accounted for 100% of license revenues for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, general and administrative expenses were $74,180 and $84,679, respectively, a decrease of approximately $10,500. Contributing factors to this decrease were:

•Outside consulting fees decreased by approximately $11,200. We contracted with advisors with experience in merger and acquisitions and to assist in expanding our NFT licensing reach to licensees and California dispensaries. Together their non-cash, stock-based fees were $1,000 for the three months ended March 31, 2024 compared to approximately $10,400 for the three months ended March 31, 2023. In addition, consulting fees includes non-cash, stock-based fees to our independent director(s) for vesting of restricted stock award (“RSA”) of approximately $600 for the three months ended March 31, 2024 compared to approximately $2,400 for the three months ended March 31, 2023.

•Labor-related expenses did not change from the prior comparable three months. Both three month-periods include accrued compensation of $42,500 and $9,500 in non-cash, stock-based fees.

•Public company related costs, including OTC filing fees, press releases and transfer agent costs decreased by approximately $900, due to no press releases disseminated in the current year.

•Overall other general and administrative expenses, including website development, dues and subscriptions, office expenses and travel and entertainment increased by approximately $1,600 for the current year period, primarily due to increase in finance charges on the Company’s credit card.

For the three months ended March 31, 2024 and 2023, professional fees were $29,923 and $74,650, respectively, a decrease of approximately $44,700. Our professional fees for the three months ended March 31, 2024 and 2023 were comprised of the following:

	Three months ended March 31,
	2024	2023

Legal	$-	$3,302
Accounting and audit	29,923	65,648
Other professional fees	-	5,700
	$29,923	$74,650

Legal. Legal expenses decreased by approximately $3,300 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. All legal fees for the three months ended March 31, 2023 were by the Company’s patent and trademark lawyers.  There were no legal fees for the three months ended March 31, 2024.

Accounting and audit. Accounting and audit expenses decreased by approximately $35,700 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Contributing factors to this increase were:

•Audit and accounting fees to our independent public accounting firm related to our annual fiscal year audit and quarterly reviews decreased by approximately $10,000, since the audit did not commence in the three months ended March 31, 2024.

•Accounting fees for our contracted CFO services decreased by $25,500, which included $4,750 in non-cash, stock-based fees in the three months ended March 31, 2024, compared to $30,250 of non-cash, stock-based fees recognized in the three months ended March 31, 2023. The CFO monthly fees are $4,000, which is accrued and not paid.

•Accounting fees for our outside bookkeeping services increased by approximately $200.

Other professional fees. Other professional fees decreased by $5,700 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Professional fees included zero in non-cash, stock-based fees in the three months ended March 31, 2024 compared to $5,700 of non-cash, stock-based fees recognized in the three months ended March 31, 2023.

Interest expense. There was no material change in interest expense, which increased slightly by approximately $600 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Overall, for the three months ended March 31, 2024, we reported a net loss of $116,071 compared to a net loss of $171,315 for the three months ended March 31, 2023.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the three months ended March 31, 2024 and 2023. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Three months ended March 31,
	2024	2023

Net loss as reported	$116,071	$171,315
Less: Non-cash, stock-based fees	(15,875)	(58,259)
Adjusted Net Loss	$100,196	$113,056

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Cash Flows

The following table summarizes the sources and uses of cash for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,
	2024	2023

Net cash used in operating activities	$(7,397)	(35,385)
Net cash provided by investing activities	-	-
Net cash provided by (used in) financing activities	7,843	(18,000)
Net change in cash and cash equivalents	$446	(53,385)

Three months ended March 31, 2024

Operating activities used $7,397 of cash, primarily resulting from our net loss for the three months ended March 31, 2024 of $116,071, offset by non-cash, stock-based compensation for vested restricted stock awards of $15,875, decreases in accounts receivable of $3,311 and prepaid expense of $3,828, and increases in all liabilities including accounts payable of $14,526, accrued legal fees of $9,479, accrued payroll and payroll taxes of $46,036, accrued liabilities of $12,000 and accrued interest payable of $3,619.

Three months ended March 31, 2023

Operating activities used $35,385 of cash, primarily resulting from our net loss for the three months ended March 31, 2023 of $171,315, offset by non-cash, stock-based compensation for vested restricted stock awards of $58,259. Other uses of cash from operating activities were primarily from increases in accounts payable of $12,354, accrued legal fees of $9,784, accrued payroll and payroll taxes of $46,036 and accrued liabilities of $12,000, offset by an increase in accounts receivable of $1,069 and prepaid expenses of $4,170.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $446 and zero as of March 31, 2024 and December 31, 2023, respectively.

Critical Accounting Policies and Estimates

The preparation of our interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on July 11, 2024. There have been no material changes in these critical accounting policies.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2017, the Company’s subsidiary, DTLA, entered into a Strategic Consulting Agreement (the “SCA”) with a medical marijuana growing, and retail company that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). In October 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. In January 2020, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI. In April 2021, an Arbitrator overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DTLA Judgment”). The DTLA Judgment awarded 49% of LAFI to DTLA as of November 2017, along with a share of any profits from November 2017. In January 2022, DTLA requested that the Arbitrator order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. In August 2022, a receiver was appointed by the Court to assume control of LAFI. In April 2024, the sale of LAFI was completed by the receiver. As of the date of this filing, it is doubtful, but still uncertain, as to whether DTLA will recover anything from the sale of LAFI.

ITEM 1A.  RISK FACTORS

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances

There were no common stock transactions for the three months ended March 31, 2024.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Convertible notes payable is comprised of a promissory note to an unrelated individual in the amount of $45,000 as of March 31, 2024. Principal and interest was originally due in July 2018 and is currently in default. In 2021, the Company entered into a loan agreement for $50,000 with an unaffiliate individual which is outstanding as of March 31, 2024. The maturity date may be extended by the lender but currently remains in default.  Reference is made to Notes 3 and 4 to the interim condensed consolidated financial statements included under Item 1 in this Report.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on July 11, 2024.

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