Form 10-Q
period 2024-06-30
FARMHOUSE, INC. /NV
filed 2024-08-14
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
or

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

☐ Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of August 14, 2024 is 17,915,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2024 (this “Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements are based upon beliefs of, and information currently available to management as well as estimates and assumptions made by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

June 30, 2024

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

Item 1.Legal Proceedings33

Item 1A.Risk Factors34

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds34

Item 3.Defaults Upon Senior Securities36

Item 4.Mine Safety Disclosures36

Item 5.Other Information36

Item 6.Exhibits36

SIGNATURE37

CERTIFICATIONS38

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,018	$-
Accounts receivable	1,610	4,170
Prepaid expenses	4,200	3,990
Total current assets	7,828	8,160

Total assets	$7,828	$8,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$63,723	$45,435
Accrued legal fees	406,459	387,501
Accrued payroll and payroll taxes	1,221,824	1,129,752
Accrued liabilities	228,805	204,050
Accrued interest payable	69,345	61,745
Convertible notes payable, in default	45,000	45,000
Notes payable, $50,000 in default	60,000	50,000
Due to related parties	51,353	28,958
Total current liabilities	2,146,509	1,952,441

Long-term liabilities:
Convertible notes payable, long-term	34,000	34,000
Total long-term liabilities	34,000	34,000
Total liabilities	2,180,509	1,986,441

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 17,728,450 and 17,325,950 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,773	1,733
Additional paid-in capital	4,386,224	4,325,474
Accumulated deficit	(6,560,678)	(6,305,488)
Total stockholders’ deficit	(2,172,681)	(1,978,281)
Total liabilities and stockholders’ deficit	$7,828	$8,160

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

REVENUES
Revenues	$1,893	$4,134	$4,154	$5,203
Costs of revenues	(744)	(2,066)	(1,874)	(2,601)
Gross margin	1,149	2,068	2,280	2,602

OPERATING EXPENSES
General and administrative	77,689	84,668	151,870	169,347
Professional fees	49,119	58,025	79,042	132,675
Total operating expenses	126,808	142,693	230,912	302,022

LOSS FROM OPERATIONS	(125,659)	(140,625)	(228,632)	(299,420)

OTHER INCOME (EXPENSE):
Interest expense	(13,460)	(12,452)	(26,558)	(24,972)
Total other income (expense)	(13,460)	(12,452)	(26,558)	(24,972)

NET LOSS	$(139,119)	$(153,077)	$(255,190)	$(324,392)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,408,148	17,075,950	17,339,743	17,075,950

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2024
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2023	17,325,950	$1,733	$4,325,474	$(6,305,488)	$(1,978,281)

Stock-based compensation on RSA's vested	-	-	15,875	-	15,875
Net loss	-	-	-	(116,071)	(116,071)
Balance at March 31, 2024	17,325,950	1,733	4,341,349	(6,421,559)	(2,078,477)

Common stock sold for cash	62,500	6	24,994	-	25,000
Common stock issued for Restricted Stock Awards	340,000	34	(34)	-	-
Stock-based compensation on RSA's vested	-	-	19,915	-	19,915
Net loss	-	-	-	(139,119)	(139,119)
Balance at June 30, 2024	17,728,450	$1,773	$4,386,224	$(6,560,678)	$(2,172,681)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(255,190)	$(324,392)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock-based compensation on RSA's vested	35,790	116,518
Changes in operating assets and liabilities:
Accounts receivable	2,560	(5,203)
Prepaid expenses	(210)	(180)
Accounts payable	17,120	13,283
Accrued legal fees	18,958	20,198
Accrued payroll and payroll taxes	92,072	92,072
Accrued liabilities	24,755	24,000
Accrued interest payable	7,601	5,709
Net cash used in operating activities	(56,544)	(57,995)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000	-
Proceeds from borrowings on note payable	10,000	-
Proceeds from borrowings of convertible notes payable	-	25,000
Borrowings from related party debt and short-term advances	23,562	-
Repayment of related party debt and short-term advances	-	(21,254)
Net cash provided by financing activities	58,562	3,746

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,018	(54,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	62,063
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,018	$7,814

NONCASH INVESTING AND FINANCING ACTIVITIES:
Repayment of related party short-term advances with credit card	$1,167	$1,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Subsequent to June 30, 2024, the parties agreed to a price per share of the Company’s stock of $0.40 and the Company issued 187,500 shares of common stock to Thrown as the equity deposit of $75,000 as provided in the MOU. The fair market value of the stock on July 6, 2024 was $0.1396 or $26,175. See Note 12.

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2024, the Company had a net loss from operations of $255,190 and as of June 30, 2024, the Company had stockholders’ deficit of $2,172,681. In view of these matters, the recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2024 included cash in banks. The Company considers all highly liquid instruments with maturity dates within 90 days at the time of issuance to be cash equivalents.

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

Use of Estimates

Operating results for interim periods are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Significant estimates include convertible debt, deferred tax assets and any related valuation allowance and related disclosure of contingent assets and liabilities. The Company evaluates its estimates based on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited interim condensed consolidated balance sheets. We evaluate the collectability of our accounts receivable and determine the appropriate allowance for doubtful accounts based on a combination of factors. When we become aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount we reasonably expect to collect. As of June 30, 2024 and December 31, 2023, one licensee represented 100% of the receivable balances of $1,610 and $4,170, respectively.

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

During the six months ended June 30, 2024 and 2023, the Company generated revenues of $4,154 and $5,203, respectively. During the three months ended June 30, 2024 and 2023 the Company generated revenues of $1,893 and $4,134, respectively. Revenues are from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met upon granting the customer access to its licensed NFT’s. The Company recognizes license revenues or royalties when the subsequent sale of the cannabis and hemp products and accessories by the licensee occurs. The amount of license revenue or royalties recognized is based on a percentage of the sales price of the licensee’s sales of its cannabis and hemp products and accessories. Fees are due the month after customer sales occur. One licensee accounted for 90% and 100% of license revenues for the six months ended June 30, 2024 and 2023.

The corresponding costs of revenues associated with license revenues were $1,874 and $2,601 for the six months ended June 30, 2024 and 2023, respectively, and $744 and $2,066 for the three months ended June 30, 2024 and 2023, respectively.

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

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. As of June 30, 2024 and December 31, 2023, the Company had no potentially dilutive securities.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

NOTE 3 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

Convertible notes payable is comprised of a promissory note to an unrelated individual in the amount of $45,000 as of June 30, 2024 and December 31, 2023. Principal and interest was originally due in July 2018 and is currently in default. The loan bears interest at 18% per annum, accrued monthly and is unsecured. Interest expense related to the convertible note payable was $4,040 and $4,017 for the six months ended June 30, 2024 and 2023, respectively and $2,021 and $2,019 for the three months ended June 30, 2024 and 2023, respectively. Accrued interest on the convertible note payable was $56,434 and $52,394 as of June 30, 2024 and December 31, 2023, respectively.

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

NOTE 4 – NOTES PAYABLE

In 2021, the Company entered into a loan agreement, not to exceed $75,000. with an unaffiliate individual (“Lender”) and borrowed $50,000 as a first advance. This loan, which was due six months after the first advance, remains outstanding as of June 30, 2024. The loan bears interest at 6% per annum. At the Lender’s sole discretion, the maturity date may be extended, but currently remains in default. Borrowings under this loan agreement shall remain senior with respect to priority lien and right of payment to any indebtedness acquired by the Company. As a condition of the loan, the Company’s Chief Executive Officer personally and unconditionally guaranteed the timely repayment of the loan and is liable for any amounts remaining due and owed if unpaid. Interest expense on this loan was $1,496 and $1,487 for the six months ended June 30, 2024 and 2023, respectively and $748 for each of the three months ended June 30, 2024 and 2023. Accrued interest on this borrowing was $9,132 and $7,636 as of June 30, 2024 and December 31, 2023, respectively.

On April 26, 2024, the Company entered into promissory notes with two unrelated parties each for $5,000, for cash proceeds of $10,000. These notes bear interest at 20% per annum and are unsecured. All unpaid principal, along with any accrued interest, is due on October 26, 2024. Failure to meet the payment terms or any other default condition on these notes could result in financial consequences, including acceleration of the notes’ due date and additional legal costs. Management is aware of the risks associated with this high-interest liability and is committed to meeting all obligations under the terms of the notes. Interest expense on these loans was $362 for the three and six months ended June 30, 2024. Accrued interest on these loans was $362 as of June 30, 2024.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – LONG-TERM

In May 2023, the Board authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”) to fund its Web3 product development activities and for sales, marketing, and administrative expenses. During the year ended December 31, 2023, the Company raised $34,000 of Series 2023 Notes. The Series 2023 Notes mature on May 31, 2026 and bear interest at 10% per annum. Interest expense related to the Series 2023 Notes was $1,703 and $205 for the six months ended June 30, 2024 and 2023, respectively and $852 and $205 for the three months ended June 30, 2024 and 2023, respectively. Accrued interest on the Series 2023 Notes was $3,418 and $1,715 as of June 30, 2024 and December 31, 2023, respectively.

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

NOTE 6 – DUE TO RELATED PARTIES

Due to Related Parties totaled $51,353 and $28,958 as of June 30, 2024 and December 31, 2023, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. For the six months ended June 30, 2024, Company officers made advances of $23,562 and were repaid $1,167 with the Company’s credit card. For the six months ended June 30, 2023, Company officers made no advances and were repaid $21,254 in cash and $1,048 with the Company’s credit card. The amounts due to related parties are non-interest bearing and are unsecured. See Note 10.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company’s authorized capital consists of 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The board of directors, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of any series of preferred stock as established. As of June 30, 2024 and December 31, 2023, the Company had no shares of preferred stock issued or outstanding.

Common stock transactions

Common stock transactions for the six months ended June 30, 2024 were as follows:

•On May 17, 2024, the Board granted Restricted Stock Awards (“RSAs”) totaling 340,000 shares of common stock under the Omnibus Incentive Plan that was approved in May of 2021. See Note 8.

•On May 28, 2024, the Company issued 62,500 shares of common stock to an unrelated third party in connection with a Subscription Agreement priced at $0.40 per share for cash proceeds of $25,000.

As a result of these issuances, the Company has 17,728,450 shares of common stock outstanding as of June 30, 2024.

There were no common stock transactions for the six months ended June 30, 2023.

Shares Reserved

The Company is required to reserve and keep available of its authorized but unissued shares of common stock an amount sufficient to affect shares that could be issued in connection with the conversion of the convertible note payable (see Note 3) and its Series 2023 Notes (see Note 5). The convertible note payable and Series 2023 Notes are not convertible as of June 30, 2024 and do not become convertible until future events occur, at which time the conversion price will be determined. Therefore, the number of shares these convertible securities are convertible into are not determinable and no shares of common stock were reserved for future issuance as of June 30, 2024 and December 31, 2023.

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

Restricted Stock Awards

A summary of the Company’s non-vested restricted stock awards as of June 30, 2024 and changes for the six months then ended is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, Dec. 31, 2023	270,000	$0.128
Awarded	340,000	$0.084
Vested	(255,000)	$0.14
Forfeited	-	$-
Non-vested restricted stock awards, June 30, 2024	355,000	$0.077

On May 17, 2024, the Board granted Restricted Stock Awards (“RSAs”) totaling 340,000 shares of common stock under the 2021 OIP to advisors that the Board determined to be critical to closing the aforementioned MOU, including 100,000 RSA shares to the Company’s contracted CFO, LFSI, and 240,000 RSA shares to the newly engaged Company legal counsel. The RSA shares to LFSI vest 50,000 shares on June 30, 2024 and 25,000 shares over each of the following two fiscal quarters. The RSA shares to the newly engaged Company legal counsel vest 10,000 shares monthly starting on June 30, 2024 and continuing until May 31, 2026. No RSAs were granted in the six months ended June 30, 2023. RSA shares are measured at fair market value based on the closing price of the Company’s common stock on the OTCQB market on the date of grant ($0.084 per share on May 17, 2024). Stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.

For the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $35,790 and $116,518, respectively. For the three months ended June 30, 2024 and 2023, the company recognized stock-based compensation expense of $19,915 and $58,259, respectively. As of June 30, 2024, there was $27,270 of unrecognized stock-based compensation expense related to the RSA shares to be recognized over the weighted average remaining period of 1.55 years, as follows:

During the fiscal years ended December 31,
2024 remaining	$10,490
2025	12,580
2026	4,200
Total	$27,270

NOTE 9 – LITIGATION

In August 2017, the Company’s subsidiary, DTLA, entered into a Strategic Consulting Agreement (the “SCA”) with a medical marijuana growing, and retail company that now goes by the name Los Angeles Farmers, Inc. (“LAFI”). In October 2017, DTLA commenced litigation in Los Angeles County Superior Court (Case #BC681251) against LAFI and David and Irina Vayntrub, who were the sole officers, directors, and members of LAFI, seeking to enforce its contract rights under the SCA. In January 2020, following more than a year of discovery, DTLA entered into a confidential settlement with the Vayntrubs, however, the case continued against LAFI. In April 2021, an Arbitrator overseeing the arbitration hearing issued a judgment in favor of DTLA and against LAFI (the “DTLA Judgment”). The DTLA Judgment awarded 49% of LAFI to DTLA as of November 2017, along with a share of any profits from November 2017. In January 2022, DTLA requested that the Arbitrator order the sale of LAFI to an independent third party in order to allow any judgment to be paid to DTLA. In August 2022, a receiver was appointed by the Court to assume control of LAFI. In April 2024, the sale of LAFI was completed by the receiver. As of the date of this report, it is doubtful, but still uncertain, as to whether DTLA will recover anything from the sale of LAFI.

NOTE 10 – RELATED PARTIES

As discussed in Note 6, cash advances are provided to the Company for operating expenses by Company officers, who were owed $51,353 and $28,958 as of June 30, 2024 and December 31, 2023, respectively. The amounts due to related parties are non-interest bearing and are unsecured.

Company officers own approximately 43.5% of the Company as of June 30, 2024. The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacities.

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

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising from the officer or director serving in such capacities. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and no liability has been recorded as of June 30, 2024 and December 31, 2023.

NOTE 12 – SUBSEQUENT EVENTS

As of the date of this report, the following events were required to be disclosed in the accompanying consolidated financial statements as of and for the six months ended June 30, 2024.

Notes Payable

On July 2, 2024, the Company entered into a promissory note with an unrelated party for $11,677 for a payment made by the party directly to a company vendor. This note bears interest at 12% per annum, is unsecured and is due on January 2, 2025.

On August 9, 2024, the Company entered into a promissory note with an unrelated party for $5,500 for a payment made by the party directly to a company vendor. This note bears interest at 20% per annum, is unsecured and is due on February 9, 2025.

Notes Payable Related Party

On August 12, 2024, the Company entered into a promissory note with an officer and director for $4,500 for a payment made directly to a company vendor. This note bears interest at 20% per annum, is unsecured and is due on February 12, 2025. This loan constitutes a related-party transaction, and as such, it is subject to the Company’s policies and procedures regarding such transactions.

Amendment to the Memorandum of Understanding – Common Stock Transaction

On July 6, 2024, the Company and Thrown signed an Amendment to the MOU (“Amendment”) to clarify the equity deposit of $75,000 in Company shares “based on the price per share of the Company’s stock then in effect as of the Effective Date.”  Under the Amendment, the parties agreed to a price per share of the Company’s stock of $0.40 and the Company issued 187,500 shares of common stock the Thrown as the equity deposit of $75,000 as provided in the MOU. The fair market value of the stock on July 6, 2024 was $0.1396 or $26,175.

As a result of this issuances, the Company has 17,915,950 shares of common stock outstanding as of August 14, 2024.

Amendment to a Restricted Stock Award

As discussed in Note 8, the Company granted 240,000 RSA shares to the newly engaged Company legal counsel. The RSA shares originally vested 10,000 shares monthly starting on June 30, 2024 and continuing until May 31, 2026. In light of the expanded scope of work, including the preparation of a PPM offering document, and in connection with the closing of the definitive agreement, on August 12, 2024, The Board agreed to modify the terms of the RSA such that the vesting schedule for 240,000 shares will be accelerated, and all 240,000 shares shall fully vest upon the closing date of the definitive agreement with Thrown.

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

On July 6, 2024, the Company and Thrown signed an Amendment to the MOU (“Amendment”) to clarify the equity deposit of $75,000 in Company shares “based on the price per share of the Company’s stock then in effect as of the Effective Date.”  Under the Amendment, the parties agreed to a price per share of the Company’s stock of $0.40 and the Company issued 187,500 shares of common stock the Thrown as the equity deposit of $75,000 as provided in the MOU. The fair market value of the stock on July 6, 2024 was $0.1396 or $26,175.

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

For the six months ended June 30, 2024 and 2023, we generated revenues of $4,154 and $5,203, respectively, and we reported net losses of $255,190 and $324,392, respectively. We had negative cash flow from operating activities of $56,544 and $57,995, respectively. As of June 30, 2024, we had an accumulated deficit of $6,560,678 and total shareholders’ deficit of $2,172,681.

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

Related Party Matters

The terms of any transaction determined to be with related parties are presented to the board of directors (other than any interested director) for approval and documented in the corporate minutes. Cash advances are commonly provided by our officers for operating expenses and direct payment of Company expenses. Company officers were owed $51,353 and $28,958 as of June 30, 2024 and December 31, 2023, respectively, and is comprised of cash advances provided to the Company for operating expenses and direct payment of Company expenses by Company officers. The amounts due to related parties are non-interest bearing and are unsecured. For the six months ended June 30, 2024, Company officers made advances of $23,562 and were repaid $1,167 with the Company’s credit card. For the six months ended June 30, 2023, Company officers made no advances and were repaid $21,254 in cash and $1,048 with the Company’s credit card.

Company officers own approximately 43.5% of the Company as of June 30, 2024.  The Company has agreed to indemnify Company officers for certain events or occurrences arising as a result of the officer or director serving in such capacities. Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year.

On August 12, 2024, the Company entered into a promissory note with an officer and director for $4,500 for a payment made directly to a company vendor. This note bears interest at 20% per annum, is unsecured and is due on February 12, 2025. This loan constitutes a related-party transaction, and as such, it is subject to the Company’s policies and procedures regarding such transactions.

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

Results of Operations

We generate revenues from license fees in connection with NFT Art License Agreements, whereby the licensee is granted a limited license from the Company to use one of its licensed NFT’s for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met upon granting the customer access to its licensed NFT’s. The company recognizes license revenues or royalties when the subsequent sale of the cannabis and hemp products and accessories by the licensee occurs. The amount of license revenue or royalties recognized is based on a percentage of the sales price of the licensee’s sales of its cannabis and hemp products and accessories. Fees are due the month after customer sales occur.

Six months ended June 30, 2024, compared to the six months ended June 30, 2023 (Unaudited)

Revenues generated from license fees were $4,154 and $5,203 for the six months ended June 30, 2024 and 2023, respectively. One licensee accounted for 90% of license revenues for the six months ended June 30, 2024 and 100% of license revenues for the six months ended June 30, 2023.

Operating expenses for the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended June 30,
	2024	2023

General and administrative	$151,870	$169,347
Professional fees	79,042	132,675
	$230,912	$302,022

For the six months ended June 30, 2024 and 2023, general and administrative expenses were $151,870 and $169,347, respectively, a decrease of approximately $17,500. Contributing factors to this decrease were:

•Outside consulting fees decreased by approximately $23,400. In the prior year, we contracted with advisors with experience in merger and acquisitions and to assist in expanding our NFT licensing reach to licensees and California dispensaries. Together their non-cash, stock-based fees were $20,900 for the six months ended June 30, 2023 compared to no such fees for the current six months ended June 30, 2024. In addition, consulting fees includes non-cash, stock-based fees to our independent director(s) for vesting of restricted stock award (“RSA”) of $2,250 for the six months ended June 30, 2024 compared to $4,750 for the six months ended June 30, 2023.

•Labor-related expenses did not change from the prior comparable six months. Both six-month periods include accrued compensation of $85,000 and $19,000 in non-cash, stock-based fees.

•Public company related costs increased by approximately $1,200 for the six months ended June 30, 2024 compared to the prior comparable six-month period, including increases in OTC filing fees by $400, transfer agent costs by $500, Edgar filing fees by $1,100, offset by a decrease in press release costs by $800.

•Overall other general and administrative expenses, including website development, dues and subscriptions, office expenses and travel and entertainment increased by approximately $4,700 for the current six-month period, primarily due to increase in credit card finance charges on the Company’s credit card and company vehicle related expenses.

For the six months ended June 30, 2024 and 2023, professional fees were $79,042 and $132,675, respectively, a decrease of approximately $53,600. Our professional fees for the six months ended June 30, 2024 and 2023 were comprised of the following:

	Six months ended June 30,
	2024	2023

Legal	$5,000	$4,237
Accounting and audit	73,202	115,038
Other professional fees	840	13,400
	$79,042	$132,675

Legal. Legal expenses increased by approximately $800 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. All legal fees for the six months ended June 30, 2024 were for the newly engaged Company legal counsel compared to legal fees for the six months ended June 30, 2023 which were incurred by the Company’s patent and trademark lawyers.

Accounting and audit. Accounting and audit expenses decreased by approximately $41,800 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Contributing factors to this decrease were:

•Audit and accounting fees to our independent public accounting firm related to our annual fiscal year audit and quarterly reviews increased by approximately $5,000.

•Accounting fees for our contracted CFO services decreased by $46,800, which included $13,700 in non-cash, stock-based fees for the six months ended June 30, 2024, compared to $60,500 of non-cash, stock-based fees recognized for the six months ended June 30, 2023. The CFO monthly fees are $4,000, which is accrued and not paid.

•Accounting fees for our outside bookkeeping services were unchanged at $1,000 per month, or $6,000 for each of the six-month periods

Other professional fees. Other professional fees decreased by approximately $12,600 for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Professional fees included $840 in non-cash, stock-based fees for the six months ended June 30, 2024 compared to $11,400 of non-cash, stock-based fees recognized for the six months ended June 30, 2023.

Interest expense. Interest expense increased by approximately $1,600 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.  The increase is due to interest on new borrowings of Series 2023 Notes of approximately $1,700 for the six months ended June 30, 2024 compared to $200 for the six months ended June 30, 2023, and interest on two new borrowings for the six months ended June 30, 2024 of approximately $400.

Overall, for the six months ended June 30, 2024, we reported a net loss of $255,190 compared to a net loss of $324,392 for the six months ended June 30, 2023.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the six months ended June 30, 2024 and 2023. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Six months ended June 30,
	2024	2023

Net loss as reported	$255,190	$324,392
Less: Non-cash, stock-based fees	(35,790)	(116,518)
Adjusted Net Loss	$219,400	$207,874

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Three months ended June 30, 2024, compared to the three months ended June 30, 2023 (Unaudited)

Revenues generated from license fees were $1,893 and $4,134 for the three months ended June 30, 2024 and 2023, respectively. One licensee accounted for 79% of license revenues for the three months ended June 30, 2024 and 100% of license revenues for the three months ended June 30, 2023.

Operating expenses for the three months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,
	2024	2023

General and administrative	$77,689	$84,668
Professional fees	49,119	58,025
	$126,808	$142,693

For the three months ended June 30, 2024 and 2023, general and administrative expenses were $77,689 and $84,668, respectively, a decrease of approximately $7,000. Contributing factors to this decrease were:

•Outside consulting fees decreased by approximately $12,200. In the prior year, we contracted with advisors with experience in merger and acquisitions and to assist in expanding our NFT licensing reach to licensees and California dispensaries. Together their non-cash, stock-based fees were $10,400 for the three months ended June 30, 2023 compared to no such fees for the current three months ended June 30, 2024. In addition, consulting fees includes non-cash, stock-based fees to our independent director(s) for vesting of restricted stock award (“RSA”) of $625 for the three months ended June 30, 2024 compared to $2,375 for the three months ended June 30, 2023.

•Labor-related expenses did not change from the prior comparable three months. Both three-month periods include accrued compensation of $42,500 and $9,500 in non-cash, stock-based fees.

•Public company related costs increased by approximately $2,100 for the three months ended June 30, 2024 compared to the prior comparable three-month period, including increases in OTC filing fees by $200, transfer agent costs by $800, and Edgar filing fees by $1,100.

•Overall other general and administrative expenses, including website development, dues and subscriptions, office expenses and travel and entertainment increased by approximately $3,100 for the current three-month period, primarily due to increase in credit card finance charges on the Company’s credit card and company vehicle related expenses.

For the three months ended June 30, 2024 and 2023, professional fees were $49,119 and $58,025, respectively, a decrease of approximately $8,900. Our professional fees for the three months ended June 30, 2024 and 2023 were comprised of the following:

	Three months ended June 30,
	2024	2023

Legal	$5,000	$935
Accounting and audit	43,279	49,390
Other professional fees	840	7,700
	$49,119	$58,025

Legal. Legal expenses decreased by approximately $4,100 for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. All legal fees for the three months ended June 30, 2024 were for the newly engaged Company legal counsel compared to legal fees for the three months ended June 30, 2023 which were incurred by the Company’s patent and trademark lawyers.

Accounting and audit. Accounting and audit expenses decreased by approximately $6,100 for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Contributing factors to this decrease were:

•Audit and accounting fees to our independent public accounting firm increased by approximately $15,000 due to the timing of services incurred related to our annual fiscal year audit. Overall, our audit costs remained consistent between the periods.

•Accounting fees for our contracted CFO services decreased by $21,300, which included $8,950 in non-cash, stock-based fees for the three months ended June 30, 2024, compared to $30,250 of non-cash, stock-based fees recognized for the three months ended June 30, 2023. The CFO monthly fees are $4,000, which is accrued and not paid.

•Accounting fees for our outside bookkeeping services were unchanged at $1,000 per month, or $3,000 for each of the three-month periods.

Other professional fees. Other professional fees decreased by approximately $6,900 for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Professional fees included $840 in non-cash, stock-based fees for the three months ended June 30, 2024 compared to $5,700 of non-cash, stock-based fees recognized for the three months ended June 30, 2023.

Interest expense. Interest expense increased by approximately $1,000 for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is due to interest on new borrowings of Series 2023 Notes of approximately $850 for the three months ended June 30, 2024 compared to $200 for the three months ended June 30, 2023, and interest on two new borrowings in the three months ended June 30, 2024 of approximately $400.

Overall, for the three months ended June 30, 2024, we reported a net loss of $139,119 compared to a net loss of $153,077 for the three months ended June 30, 2023.

Non-GAAP Adjusted Net Loss

The following table reflects the reconciliation of net loss to Adjusted Net Loss for the three months ended June 30, 2024 and 2023. This is a non-GAAP measurement of earnings and considers the stock-related compensation expense for services rendered by consultants and professionals for the comparable years. Management considers this non-GAAP measurement of earnings important to investors and other interested parties to evaluate our performance on a comparable basis.

	Three months ended June 30,
	2024	2023

Net loss as reported	$139,119	$153,077
Less: Stock-based fees	(19,915)	(58,259)
Adjusted Net Loss	$119,204	$94,818

Adjusted Net Loss should only be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Cash Flows

The following table summarizes the sources and uses of cash for the six months ended June 30, 2024 and 2023, respectively:

	Six months ended June 30,
	2024	2023

Net cash used in operating activities	$(56,544)	(57,995)
Net cash provided by investing activities	-	-
Net cash provided by (used in) financing activities	58,562	3,746
Net change in cash and cash equivalents	$2,018	(54,249)

Six months ended June 30, 2024

Operating activities used $56,544 of cash, primarily resulting from our net loss for the six months ended June 30, 2024 of $255,190, offset by non-cash, stock-based compensation for vested restricted stock awards of $35,790, decreases in accounts receivable of $2,560 and increases in all liabilities including accounts payable of $17,120, accrued legal fees of $18,958, accrued payroll and payroll taxes of $92,072, accrued liabilities of $24,755 and accrued interest payable of $7,601. Financing activities provided $58,562 of cash for the six months ended June 30, 2024, consisting of $25,000 in proceeds from the sale of Series 2023 Notes, $10,000 in proceeds from borrowings on notes payable and $23,562 in borrowings from Company officers.

Six months ended June 30, 2023

Operating activities used $57,995 of cash, primarily resulting from our net loss for the six months ended June 30, 2023 of $324,392, offset by non-cash stock-based compensation for vested restricted stock awards of $116,518. Other uses of cash from operating activities were primarily from increases in accounts payable of $13,283, accrued legal fees of $20,198, accrued payroll and payroll taxes of $92,072, accrued liabilities of $24,000 and accrued interest payable of $5,709, offset by an increase in accounts receivable of $5,203 and prepaid expenses of $180. Financing activities provided $3,746 of cash for the six months ended June 30, 2023, consisting of $25,000 in proceeds from the sale of Series 2023 Notes, offset by repayments of $21,254 of advances from officers.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. Cash and cash equivalents were $2,018 and zero as of June 30, 2024 and December 31, 2023, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances

Common stock transactions for the six months ended June 30, 2024 were as follows:

•On May 17, 2024, the Board granted Restricted Stock Awards (“RSAs”) totaling 340,000 shares of common stock under the Omnibus Incentive Plan that was approved in May of 2021.

•On May 22, 2024, the Company issued 62,500 shares of common stock to an unrelated third party in connection with a Subscription Agreement priced at $0.40 per share for cash proceeds of $25,000.

Common stock transactions subsequent to June 30, 2024 were as follows:

•On July 6, 2024, the Company issued 187,500 shares of common stock in conjunction with the MOU with Thrown.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Convertible notes payable is comprised of a promissory note to an unrelated individual in the amount of $45,000 as of June 30, 2024. Principal and interest was originally due in July 2018 and is currently in default. In 2021, the Company entered into a loan agreement for $50,000 with an unaffiliate individual which is outstanding as of June 30, 2024. The maturity date may be extended by the lender but currently remains in default.  Reference is made to Notes 3 and 4 to the interim condensed consolidated financial statements included under Item 1 in this Report.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on August 14, 2024.

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