Form 10-Q
period 2024-09-30
FARMHOUSE, INC. /NV
filed 2025-04-25
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
or

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

☐Yes  [X] No

The number of shares of the issuer’s Common Stock outstanding as of April 24, 2025 is 17,925,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, and assumptions and involve risks and uncertainties that could cause actual results to differ materially. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” and similar expressions identify forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. Although we believe our expectations are reasonable, we cannot guarantee future results. Except as required by law, we undertake no obligation to update any forward-looking statements.

CERTAIN TERMS USED IN THIS REPORT

Unless otherwise indicated, references to “we,” “us,” “our,” the “Registrant,” the “Company,” or “Farmhouse” refer to Farmhouse, Inc. WeedClub®, Friends in High Places®, WeedClub Select®, and @420® are registered trademarks of the Company used throughout this Report.

FARMHOUSE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

September 30, 2024

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

Item 1.Legal Proceedings33

Item 1A.Risk Factors34

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds34

Item 3.Defaults Upon Senior Securities36

Item 4.Mine Safety Disclosures36

Item 5.Other Information36

Item 6.Exhibits36

SIGNATURE37

CERTIFICATIONS38

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable	-	4,170
Prepaid expenses	8,400	3,990
Total current assets	8,400	8,160

Deposit on Investment	26,175	-
Total assets	$34,575	$8,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$53,375	$45,435
Accrued legal fees	416,042	387,501
Accrued payroll and payroll taxes	1,267,860	1,129,752
Accrued liabilities	243,926	204,050
Accrued interest payable	74,010	61,745
Convertible notes payable, in default	45,000	45,000
Notes payable, $50,000 in default	85,567	50,000
Notes payable to related party	4,500	-
Accrued interest payable to related party	121	-
Due to related parties	57,978	28,958
Total current liabilities	2,248,379	1,952,441

Long-term liabilities:
Convertible notes payable, long-term	34,000	34,000
Total long-term liabilities	34,000	34,000
Total liabilities	2,282,379	1,986,441
Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 17,925,950 and 17,325,950 shares issued and outstanding at September 30, 2024 and December 31, 2023	1,793	1,733
Additional paid-in capital	4,418,274	4,325,474
Accumulated deficit	(6,667,871)	(6,305,488)
Total stockholders’ deficit	(2,247,804)	(1,978,281)
Total liabilities and stockholders’ deficit	$34,575	$8,160

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2024	2023	2024	2023

REVENUES
Revenues	$-	$5,503	$4,154	$10,707
Costs of revenues	-	(2,404)	(1,874)	(5,006)
Gross margin	-	3,099	2,280	5,701

OPERATING EXPENSES
General and administrative	67,604	81,717	219,474	251,064
Professional fees	25,220	24,708	104,262	157,383
Total operating expenses	92,824	106,425	323,736	408,447

LOSS FROM OPERATIONS	(92,824)	(103,326)	(321,456)	(402,746)

OTHER INCOME (EXPENSE):
Interest expense	(14,369)	(13,032)	(40,927)	(38,004)
Total other income (expense)	(14,369)	(13,032)	(40,927)	(38,004)

NET LOSS	$(107,193)	$(116,358)	$(362,383)	$(440,750)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,902,254	17,075,950	17,517,847	17,075,950

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2024
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2023	17,325,950	$1,733	$4,325,474	$(6,305,488)	$(1,978,281)

Stock-based compensation on RSA's vested	-	-	15,875	-	15,875
Net loss	-	-	-	(116,071)	(116,071)
Balance at March 31, 2024	17,325,950	1,733	4,341,349	(6,421,559)	(2,078,477)

Common stock sold	62,500	6	24,994	-	25,000
Common stock issued for Restricted Stock Awards	340,000	34	(34)	-	-
Stock-based compensation on RSA's vested	-	-	19,915	-	19,915
Net loss	-	-	-	(139,119)	(139,119)
Balance at June 30, 2024	17,728,450	1,773	4,386,224	(6,560,678)	(2,172,681)

Common stock issued for Restricted Stock Awards	10,000	1	(1)	-	-
Deposit on Investment	187,500	19	26,156	-	26,175
Stock-based compensation on RSA's vested	-	-	5,895	-	5,895
Net loss	-	-	-	(107,193)	(107,193)
Balance at September 30, 2024	17,925,950	$1,793	$4,418,274	$(6,667,871)	$(2,247,804)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2023
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2022	17,075,950	$1,708	$4,159,075	$(5,744,699)	$(1,583,916)

Stock-based compensation on RSA's vested	-	-	58,259	-	58,259
Net loss	-	-	-	(171,315)	(171,315)
Balance at March 31, 2023	17,075,950	1,708	4,217,334	(5,916,014)	(1,696,972)

Stock-based compensation on RSA's vested	-	-	58,259	-	58,259
Net loss	-	-	-	(153,077)	(153,077)
Balance at June 30, 2023	17,075,950	1,708	4,275,593	(6,069,091)	(1,791,790)

Stock-based compensation on RSA's vested	-	-	19,934		19,934
Net loss	-	-	-	(116,358)	(116,358)
Balance at September 30, 2023	17,075,950	$1,708	$4,295,527	$(6,185,449)	$(1,888,214)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(362,383)	$(440,750)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock-based compensation on RSA's vested	41,685	136,452
Changes in operating assets and liabilities:
Accounts receivable	4,170	(2,320)
Prepaid expenses	(4,410)	(190)
Accounts payable	6,773	21,363
Accrued legal fees	28,541	29,781
Accrued payroll and payroll taxes	138,108	138,108
Accrued liabilities	39,876	36,000
Accrued interest payable	12,265	9,158
Accrued interest payable to related party	121	-
Net cash used in operating activities	(95,254)	(72,398)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000	-
Proceeds from borrowings on note payable	35,567	-
Proceeds from borrowings on note payable from related party	4,500	-
Proceeds from borrowings of convertible notes payable	-	34,000
Borrowings from related party debt and short-term advances	30,187	2,751
Repayment of related party debt and short-term advances	-	(21,255)
Net cash provided by financing activities	95,254	15,496

NET CHANGE IN CASH	-	(56,902)
CASH AT BEGINNING OF PERIOD	-	62,063
CASH AT END OF PERIOD	$-	$5,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of related party advances with credit card	$1,167	$2,490
Deposit in investment	$26,175	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

In August 2019, the Company acquired Farmhouse, Inc., a Washington corporation (“Farmhouse Washington”) as its wholly owned subsidiary (the “Acquisition”). The financial statements of the Company are the continuation of Farmhouse Washington with the adjustment to reflect the capital structure of the Company. The consolidated financial statements also include Farmhouse DTLA, Inc., a wholly owned subsidiary of Farmhouse Washington (“DTLA”).

Current Operations

The Company is a technology business with multiple divisions and a portfolio of intellectual property, including the WeedClub® platform, the @420 Twitter handle, and a Web3 division. The Web3 division, launched in December 2021, was intended to facilitate licensing opportunities between established cannabis brands and holders of influential digital collectibles for the launch of branded digital products and accessories. Revenues from this initiative have been limited, and the Company has ceased pursuing this line of business. The Company is now pursuing acquisition opportunities to leverage its public structure and enhance shareholder value.

In line with this strategy, on September 10, 2024, the Company entered into a Share Exchange Agreement (“SEA”) with Thrown, LLC (“Thrown”) and its members. Under the SEA, the Company will acquire all membership interests of Thrown in exchange for 5,130,000 newly issued shares of common stock. This represents approximately 25% of the Company’s total issued and outstanding shares following the closing of the transaction.

As part of the SEA, Thrown’s management team, including key executives, will continue to operate the business under the Company’s ownership. The transaction also includes an Earnout Agreement that provides performance-based incentives, a Voting Agreement that outlines provisions concerning the voting rights related to the Company’s board composition and matters surrounding the SEA, and an Investor Rights and Management Agreement that will govern future operations and establish ongoing governance structures.

The transaction is subject to customary closing conditions, including the Company entering into a financing agreement to raise between $5 million and $10 million. The transaction is structured to qualify as a tax-free exchange under Section 368(a) of the Internal Revenue Code. Completion of the transaction remains subject to various conditions, and there can be no assurance that the SEA will close. As of April 25, 2025, the date of this report, the SEA has not closed, and the Company and Thrown remain in discussions. See Note 3 and 14.

Going Concern and Management’s Plans

The accompanying unaudited interim condensed consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2024, the Company had a net loss from operations of $321,456 and as of September 30, 2024, the Company had stockholders’ deficit of $2,247,804. In view of these matters, the recoverability of any asset amounts shown in the accompanying unaudited interim condensed consolidated financial statements is dependent upon the Company’s ability to expand operations and achieve profitability from its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s unaudited interim condensed consolidated financial statements. These accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) in the United States and have been consistently applied in the preparation of these unaudited interim condensed consolidated financial statements.

Principals of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Farmhouse Washington and DTLA (together, the “Company”). All material intercompany accounts, transactions, and earnings have been eliminated in consolidation.

Financial Statement Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2024, included cash held in banks. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. They do not include all of the information and footnotes required for complete annual financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on July 11, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting periods. Significant estimates include those related to convertible debt, deferred tax assets and any related valuation allowances, contingent assets and liabilities, and stock-based compensation. Actual results could materially differ from those estimates. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable do not bear interest and are presented net of an allowance for doubtful accounts. The Company evaluates the collectability of its accounts receivable and establishes an allowance based on a combination of factors, including historical collection trends and specific information about customer credit risk. When the Company becomes aware of a customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded. During the nine months ended September 30, 2024, the Company recognized bad debts of $607 on its accounts receivable.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

During the nine months ended September 30, 2024 and 2023, the Company generated revenues of $4,154 and $10,707, respectively. During the three months ended September 30, 2024 and 2023, the Company generated revenues of zero and $5,503, respectively. Revenues were generated from license fees in connection with NFT art license agreements, whereby licensees are granted a limited right to use the Company’s NFTs for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met upon granting the licensee access to the NFTs. Revenue is recognized as the licensee sells products, based on a percentage of their gross sales. Fees are due the month after sales occur. One licensee accounted for 100% of license revenues for each of the nine months ended September 30, 2024 and 2023.

The corresponding costs of revenues associated with license revenues were $1,874 and $5,006 for the nine months ended September 30, 2024 and 2023, respectively, and zero and $2,404 for the three months ended September 30, 2024 and 2023, respectively.

As discussed in Note 1, the Company has ceased pursuing its NFT licensing business and does not expect to generate further licensing revenues. The decision to discontinue this line of business was made as part of a strategic shift to focus on other opportunities, and the Company is no longer actively marketing or entering into new NFT licensing agreements.

Related Party Transactions

The Company identifies and discloses transactions with related parties in accordance with ASC 850, Related Party Disclosures. Related party transactions are recorded on terms that are no more favorable to the related parties than those that would be available in similar transactions with unaffiliated third parties.

Earnings (Loss) per Common Share

Net income (loss) per common share is computed in accordance with ASC 260, Earnings per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by adjusting the weighted average number of common shares outstanding to include potentially dilutive securities. As of September 30, 2024 and December 31, 2023, the Company had no potentially dilutive securities.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award and recognized on a straight-line basis over the vesting period.

Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”), including those not yet effective, and does not expect any of these standards to have a material impact on its unaudited interim condensed consolidated financial statements or related disclosures.

NOTE 3 – DEPOSIT ON INVESTMENT

As discussed in Note 1, the Company entered into a Share Exchange Agreement with Thrown and its members for a proposed acquisition of all membership interests of Thrown. Thrown, operating under the brand Nappy Boy Dranks, is a beverage company whose initial product is GamerShot, a nootropic functional esports beverage packaged in 2-ounce servings.

Pursuant to the SEA, the consideration to be provided to Thrown includes: a) an equity deposit of $75,000 in Company shares, subject to lockup and specific return conditions, b) cash compensation contingent on the Company raising $5-$10 million in equity financing, c) equity compensation involving issuance of 5,130,000 shares to Thrown, d) expense reimbursement up to $100,000 for organizational and operating expenses, e) license payment of $50,000 to Nappy Boy Dranks, LLC, and f) additional shares based on sales milestones to be negotiated.

During the three months ended September 30, 2024, the Company and Thrown agreed to a price per share of $0.40 for the Company’s common stock, and the Company issued 187,500 shares to Thrown as the $75,000 equity deposit required under the SEA. The fair market value of the stock on July 6, 2024, measured at the closing price on the OTCQB market, was $0.1396 per share, or approximately $26,175.

Because the closing conditions had not been satisfied as of September 30, 2024, the Company determined that control of the underlying business had not transferred under ASC 805, Business Combinations. As a result, the share issuance did not qualify for recognition as a completed business combination or as an investment. Accordingly, the Company recorded the fair value of the shares issued as a Deposit for Investment as of September 30, 2024. The deposit represents an advance made in anticipation of completing the acquisition. If the acquisition does not close, the shares will be treated as a break-up fee and charged to expense.

As of April 25, 2025, the date of this report, the SEA has not closed, and the Company and Thrown remain in discussions. See Note 14.

NOTE 4 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

Convertible notes payable is comprised of a promissory note issued to an unrelated individual with a principal amount of $45,000 as of both September 30, 2024 and December 31, 2023. Principal and accrued interest were originally due in July 2018, and the note is currently in default. The note bears interest at a rate of 18% per annum, accrues monthly, and is unsecured.

The note, together with all unpaid accrued interest, is automatically convertible in full upon the closing of a qualified financing. A qualified financing is defined as an equity financing resulting in gross proceeds to the Company of at least $750,000 (including the conversion of this note and other debt). Upon a qualified financing, the conversion price would be equal to 100% of the per share price paid by investors in the financing, subject to the following valuation adjustments: (i) if the Company’s valuation associated with the qualified financing is less than $15,000,000, the conversion price shall be based on a $15,000,000 valuation; and (ii) if the valuation exceeds $30,000,000, the conversion price shall be based on a $30,000,000 valuation.

Interest expense related to the convertible note was $6,082 and $6,059 for the nine months ended September 30, 2024 and 2023, respectively, and $2,042 for each of the three months ended September 30, 2024 and 2023, respectively. Accrued interest was $58,476 and $52,394 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 5 – NOTES PAYABLE

In 2021, the Company entered into a loan agreement with an unaffiliated individual (the “Lender”) for borrowings up to $75,000 and received a first advance of $50,000. The loan, which was due nine months after the first advance, remains outstanding and in default as of September 30, 2024. The loan bears interest at a rate of 6% per annum. At the Lender’s sole discretion, the maturity date may be extended. Borrowings under this loan are senior in priority to any other indebtedness of the Company. The Company’s Chief Executive Officer personally and unconditionally guaranteed repayment of the loan.

Interest expense related to this loan was $2,252 and $2,244 for the nine months ended September 30, 2024 and 2023, respectively, and $756 for each of the three months ended September 30, 2024 and 2023, respectively. Accrued interest was $9,888 and $7,636 as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024, the Company issued the following unsecured promissory notes to unrelated parties:

Date	Principal Amount	Interest Rate	Maturity Date	Purpose
April 26, 2024	$5,000	20%	October 26, 2024	Cash proceeds
April 26, 2024	$5,000	20%	October 26, 2024	Cash proceeds
July 2, 2024	$11,667	12%	January 2, 2025	Vendor payment
August 9, 2024	$5,500	20%	February 9, 2025	Vendor payment
September 30, 2024	$8,400	20%	March 31, 2025	Vendor payment

Each of the notes bears interest at the stated annual rate, calculated based on the actual number of days elapsed over a 365-day year. All notes are unsecured and provide for acceleration of payment upon the occurrence of customary events of default, including non-payment, insolvency, bankruptcy, or a change of control of the Company. The notes have not been registered under the Securities Act of 1933, as amended, and the holders have represented that they are acquiring the notes for investment purposes only and not with a view to distribution. As of April 25, 2025, the date of this report, the notes are in default.

Interest expense related to these notes was $1,005 and $1,367 for the three and nine months ended September 30, 2024, respectively. Accrued interest was $1,367 as of September 30, 2024.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On August 12, 2024, the Company entered into an unsecured promissory note with the Company’s Chief Executive Officer in the principal amount of $4,500. The note bears interest at a rate of 20% per annum, calculated based on the actual number of days elapsed over a 365-day year. All unpaid principal and accrued but unpaid interest was due and payable in full on February 12, 2025. The note provides for acceleration of payment upon the occurrence of customary events of default, including the Company’s failure to pay amounts due, insolvency, bankruptcy, or a change of control, as defined in the note. Because the note was issued to the Company’s Chief Executive Officer, it is classified as a related party transaction under applicable accounting standards. See Note 12.

Interest expense related to this note was $121 for the three months ended September 30, 2024 and accrued interest was $121 as of September 30, 2024. As of April 25, 2025, the date of this report, the note matured on February 12, 2025, and remains unpaid. Accordingly, the note is in default.

NOTE 7 – DUE TO RELATED PARTIES

Due to related parties totaled $57,978 and $28,958 as of September 30, 2024 and December 31, 2023, respectively. These amounts are comprised of cash advances provided to the Company for operating expenses and direct payments of Company expenses by Company officers. The amounts due to related parties are non-interest bearing and unsecured. See Note 12.

For the nine months ended September 30, 2024, Company officers advanced $30,187 to the Company and were repaid $1,167 through the use of the Company’s credit card. For the comparable nine months ended September 30, 2023, Company officers advanced $2,751 to the Company, were repaid $21,255 in cash and $2,490 through the use of the Company’s credit card.

NOTE 8 – CONVERTIBLE NOTES PAYABLE – LONG-TERM

In May 2023, the Board of Directors authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated as Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”), to fund Web3 product development activities as well as sales, marketing, and administrative expenses. During the year ended December 31, 2023, the Company raised $34,000 through the issuance of Series 2023 Notes. The Series 2023 Notes mature 36 months from the issue date (which range between June 1, 2026 and October 2, 2026), and bear interest at 10% per annum.

The Series 2023 Notes are mandatorily convertible 30 calendar days after the earliest to occur of: (i) the Company’s common stock achieving a closing price greater than $1.00 for ten consecutive trading days (a “Market Forced Conversion”), or (ii) the Company completing an offering of common stock resulting in gross proceeds of at least $1,000,000 (an “Offering Forced Conversion”). Upon conversion, the Series 2023 Notes will automatically convert into shares of common stock at a conversion price equal to 75.8% of: (i) the closing price of the Company’s common stock on the tenth trading day for a Market Forced Conversion, or (ii) the offering price of the Company’s common stock for an Offering Forced Conversion.

The number of shares issuable upon conversion is determined by adding the principal amount of the Series 2023 Notes, accrued and unpaid interest, and any applicable default interest, and dividing by the applicable conversion price. The conversion price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, combinations, recapitalizations, reclassifications, extraordinary distributions, and similar events. Assuming the Series 2023 Notes are not mandatorily converted as discussed above, maturity will be in the fiscal year ended December 31, 2026.

Interest expense related to the Series 2023 Notes was $2,564 and $856 for the nine months ended September 30, 2024 and 2023, respectively, and $861 and $651 for the three months ended September 30, 2024 and 2023, respectively. Accrued interest was $4,279 and $1,715 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Authorized Capital

The Company’s authorized capital consists of 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Board of Directors may, in its sole discretion, establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and restrictions of any series of preferred stock. As of September 30, 2024, and December 31, 2023, the Company had no shares of preferred stock issued or outstanding.

Common stock transactions

Common stock transactions for the nine months ended September 30, 2024, were as follows:

•On May 17, 2024, the Board granted Restricted Stock Awards (“RSAs”) totaling 340,000 shares of common stock under the 2021 Omnibus Incentive Plan. See Note 10.

•On May 28, 2024, the Company issued 62,500 shares of common stock to an unrelated third party in connection with a Subscription Agreement, priced at $0.40 per share, for cash proceeds of $25,000.

•On September 6, 2024, the Board granted an RSA of 10,000 shares of common stock under the 2021 Omnibus Incentive Plan. See Note 10.

•On July 6, 2024, the Company issued 187,500 shares to Thrown, which were valued at $26,175, measured at the closing price of the Company’s common stock on the OTCQB market on the date of issuance. See Note 3.

As a result of these issuances, the Company had 17,925,950 shares of common stock outstanding as of September 30, 2024.

There were no common stock transactions during the nine months ended September 30, 2023.

Shares Reserved

The Company is required to reserve and keep available from its authorized but unissued shares of common stock a sufficient number to cover shares that could be issued upon conversion of the convertible note payable (see Note 4) and the Series 2023 Notes (see Note 8). The convertible note payable and Series 2023 Notes are not convertible as of September 30, 2024, and will only become convertible upon the occurrence of future events, at which time the conversion prices will be determined. Therefore, the number of shares issuable upon conversion is not currently determinable, and no shares were reserved for future issuance as of September 30, 2024, and December 31, 2023.

NOTE 10 – STOCK-BASED COMPENSATION AND RESTRICTED STOCK AWARDS

2021 Omnibus Incentive Plan

In May 2021, the Board of Directors approved the Farmhouse, Inc. Omnibus Incentive Plan (the “2021 OIP”). The 2021 OIP permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards, and cash-based awards. The maximum number of shares of common stock that may be issued pursuant to awards under the 2021 OIP is 3,000,000. Stockholders holding a majority of the Company’s outstanding common stock ratified the 2021 OIP by written consent.

Options granted under the 2021 OIP may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code, or “non-statutory stock options,” subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as set forth in the applicable award agreement. The option exercise price may not be less than 100% of the fair market value of the Company’s common stock on the date of grant (or 110% in the case of a participant who owns more than 10% of the voting power of all classes of the Company’s stock). Options become exercisable at times and on conditions determined by the Board and must be exercised within ten years from the date of grant (or five years for optionees holding more than 10% of the Company’s voting stock).

Restricted stock awards granted under the 2021 OIP are issued and measured at fair market value on the date of grant and typically vest in monthly or quarterly installments, subject to the recipient’s continued service with the Company on the applicable vesting dates. Vesting of restricted stock awards is based solely on continued service. Stock-based compensation expense is recognized on a straight-line basis as awards vest, with a corresponding credit to additional paid-in capital.

Restricted Stock Awards (“RSAs”)

A summary of the Company’s non-vested restricted stock awards as of September 30, 2024, and changes for the nine months then ended is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Non-vested restricted stock awards, Dec. 31, 2023	270,000	$0.128
Awarded	350,000	$0.089
Vested	(325,000)	$0.128
Forfeited	-	$-
Non-vested restricted stock awards, Sept. 30, 2024	295,000	$0.081

On May 17, 2024, the Board of Directors granted a total of 340,000 RSAs under the 2021 OIP to advisors deemed critical to closing the SEA with Thrown. The awards included 100,000 RSAs to LFSI, the Company’s contracted CFO, and 240,000 RSAs to the Company’s newly engaged legal counsel.

The RSAs to LFSI vest as follows: 50,000 shares vested on September 30, 2024, and 25,000 shares will vest on each of the next two fiscal quarter-ends. The RSAs granted to the legal counsel vest 10,000 shares monthly beginning September 30, 2024, through May 31, 2026.

On September 6, 2024, the Board granted an additional RSA of 10,000 shares under the 2021 OIP to an advisor. These shares vest in equal installments of 2,500 shares per month beginning September 30, 2024.

All RSAs are measured at fair value based on the closing price of the Company’s common stock on the OTCQB market on the grant date. Stock-based compensation expense is recognized as the shares vest. The Company expects to continue issuing restricted stock awards to employees, advisors, and consultants as part of its equity compensation strategy.

No RSAs were granted during the nine months ended September 30, 2023.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation expense is recognized based on the grant-date fair value of awards and is expensed over the requisite service period, which is generally the vesting period. The Company’s stock-based awards consist of RSAs granted under its 2021 OIP. No stock options or other equity awards were granted during the periods presented.

For the nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $41,685 and $136,452, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $5,895 and $19,934, respectively.

As of September 30, 2024, there was $23,974 of unrecognized stock-based compensation expense related to unvested RSAs, which is expected to be recognized over a weighted-average remaining period of approximately 1.43 years, as follows:

Fiscal year ending December 31,
2024 (remaining)	$7,194
2025	12,580
2026	4,200
Total	$23,974

NOTE 11 – LITIGATION

In August 2017, the Company’s subsidiary, DTLA, entered into a Strategic Consulting Agreement (the “SCA”) with Los Angeles Farmers, Inc. (“LAFI”), formerly known as a medical marijuana growing and retail company. In October 2017, DTLA filed litigation in Los Angeles County Superior Court (Case No. BC681251) against LAFI and its principals, seeking to enforce its rights under the SCA. Following a confidential settlement with the principals in January 2020 and a judgment in favor of DTLA against LAFI in April 2021, a court-appointed receiver completed the sale of LAFI in April 2024.

As of April 25, 2025, the date of this report, there has been no material activity related to the matter for more than two years. The Company does not expect to recover any proceeds from the sale and is no longer pursuing any remedies. Accordingly, the matter is considered closed.

NOTE 12 – RELATED PARTY TRANSACTIONS

As discussed in Note 6, on August 12, 2024 the Company entered into an unsecured promissory note with its Chief Executive Officer in the principal amount of $4,500. The note bears interest at 20% per annum, matured on February 12, 2025, and remains unpaid as of April 25, 2025. The note is in default and is classified as a related party transaction. As of September 30, 2024 $4,500 in principal and $121 in accrued interest was due to the Chief Executive Officer.

As discussed in Note 7, Officers of the Company have also provided cash advances and paid Company expenses directly to fund operations. Amounts due to related parties totaled $57,978 and $28,958 as of September 30, 2024 and December 31, 2023, respectively. These amounts are unsecured, non-interest bearing, and due on demand.

For the nine months ended September 30, 2024, Company officers advanced $30,187 to the Company and were repaid $1,167 through the use of the Company’s credit card. For the comparable nine months ended September 30, 2023, Company officers advanced $2,751 to the Company and were repaid $21,255 in cash and $2,490 through use of the Company’s credit card.

As of September 30, 2024, Company officers owned approximately 41.7% of the Company’s outstanding common stock. The Company has entered into indemnification agreements with its officers and directors covering certain events arising from their service.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may become involved in legal proceedings, claims, or regulatory matters arising in the ordinary course of business. The Company assesses its potential liability in connection with these matters by analyzing potential outcomes, assuming various litigation and settlement strategies, and consulting with legal counsel. As of April 25, 2025, the date of this report, there were no material pending legal proceedings against the Company, and management does not believe the outcome of any current claims or legal proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Indemnification Agreements

The Company has entered into indemnification agreements with its officers and directors, under which it has agreed to indemnify them for certain events or occurrences arising from their service in such capacities. The indemnification period extends for the lifetime of the officer or director. The maximum potential future payments under these agreements are unlimited; however, the Company believes the estimated fair value of any potential obligations is minimal. Accordingly, no liability has been recorded as of September 30, 2024, or December 31, 2023.

NOTE 14 – SUBSEQUENT EVENTS

As of April 25, 2025, the date of this report, the Company evaluated subsequent events and determined that the following events required disclosure in the accompanying unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024.

Convertible Note Financing

The Company has authorized a Convertible Promissory Note Offering with the following key terms:

•Interest Rate: 10% per annum

•Maturity: Three years from the date of issuance

•Automatic Conversion:

oIf the Company completes a new equity financing of at least $1,000,000, the note will automatically convert into common stock at a price equal to 50% of the offering price.

oIf the Company’s common stock trades at or above $1.00 per share for ten consecutive trading days, the note will automatically convert at a price equal to 50% of the closing price on the tenth trading day.

•Prepayment: The Company may prepay the notes at any time without penalty; however, each holder will be given five business days’ prior notice to elect conversion before any such prepayment.

•Use of Proceeds: Proceeds from the offering are being used for general corporate purposes.

The following Convertible Notes have been issued under this offering:

•$10,000 issued to an unrelated individual on February 24, 2025.

•$61,000 issued to an unrelated individual on March 18, 2025, consisting of $35,000 in new cash proceeds and $26,000 converted from a previously accrued liability for services rendered.

•$25,000 issued to an unrelated individual on April 16, 2025.

•$25,000 issued to the spouse of a Company director on April 18, 2025. This note was issued on the same terms as those offered to unaffiliated investors and was executed on an arm’s length basis.

•$12,500 issued to an unrelated individual on April 21, 2025.

Note Conversion Agreements

On April 25, 2025, the Board approved the conversion of certain outstanding liabilities into convertible promissory notes, effective as of March 31, 2025:

•A promissory note with a principal and accrued interest balance of $6,200, was converted into a new convertible promissory note under the same terms described above.

•Outstanding accrued legal fees and finance charges totaling $250,000 were converted into a new convertible promissory note under the same terms described above. Upon execution of the note, any additional accrued interest or finance charges in excess of the $250,000 balance were waived and discharged.

•An outstanding and overdue accounts payable and finance charges totaling $8,500 were converted into a new convertible promissory note under the same terms described above.

•A promissory note with a principal and accrued interest balance of $13,400, was converted into a new convertible promissory note under the same terms described above.

Update on Share Exchange Agreement with Thrown

As discussed in Notes 1 and 3, the Company entered into a Share Exchange Agreement with Thrown and its members for a proposed acquisition of all membership interests of Thrown. Completion of the transaction remains subject to various conditions and the Company and Thrown remain in discussions. There can be no assurance that the SEA will close.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied in these forward-looking statements due to various factors in our Form 10-K and other filings with the Securities and Exchange Commission.

Overview

We are a technology business with multiple divisions and a portfolio of intellectual property, including the WeedClub® platform, the @420 Twitter handle, and a Web3 division. We launched the Web3 division in December 2021 to facilitate licensing opportunities between established cannabis brands and holders of influential digital collectibles. Revenues from this initiative have been limited, and we have ceased pursuing this line of business to focus on other strategic opportunities. We do not currently expect to generate significant revenues from existing operations.

In line with this strategy, on September 10, 2024, we entered into a Share Exchange Agreement (“SEA”) with Thrown, LLC (“Thrown”) and its members. Thrown is a beverage company operating under the brand Nappy Boy Dranks. Thrown’s initial product is GamerShot, a nootropic esports beverage packaged in 2-ounce servings. Under the SEA, we will acquire all membership interests of Thrown in exchange for 5,130,000 newly issued shares of common stock. This represents approximately 25% of our total issued and outstanding shares following the closing of the transaction. As of April 25, 2025, the transaction has not closed, and discussions with Thrown management are ongoing. Reference is made to Notes 3 and 14 to the interim condensed consolidated financial statements included under Item 1 of this Report for additional information.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023.

Revenue. Revenue for the three months ended September 30, 2024 was $0, compared to $5,503 for the same period in 2023. The decrease reflects our decision to discontinue the NFT licensing business.

Operating Expenses. Total operating expenses for the three months ended September 30, 2024, were $92,824, compared to $106,425 for the same period in 2023, as shown below.

For the three months ended September 30,	2024	2023

Accounting and Professional	$25,220	$24,708
Wages and benefits	46,036	55,536
Consulting fees	1,275	5,684
Public company related and filing fees.	9,239	6,940
Other general and administrative	11,054	13,557
	$92,824	$106,425

The decrease was primarily due to lower consulting and stock-based compensation costs, offset by an increase in public company related costs for news releases issued announcing the initial MOU and the SEA with Thrown.

Interest Expense. Interest expense increased slightly for the three months ended September 30, 2024, compared to the same period in 2023, due to interest accrued on new borrowings.

Net Loss. Net loss for the three months ended September 30, 2024, was $107,193, compared to a net loss of $116,358 for the same period in 2023. The improvement was primarily due to reduced operating expenses mentioned above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue. Revenue for the nine months ended September 30, 2024, was $4,154, compared to $10,707 for the same period in 2023. The decrease reflects our decision to discontinue the NFT licensing business.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2024, were $323,736, compared to $408,447 for the same period in 2023, as shown below:

For the nine months ended September 30,	2024	2023

Accounting and Professional	$104,262	$157,383
Wages and benefits	157,108	166,608
Consulting fees	3,525	31,302
Public company related and filing fees.	23,302	19,778
Other general and administrative	35,539	33,376
	$323,736	$408,447

The decrease was primarily due to lower consulting and stock-based compensation costs, as well as reduced professional fees for accounting and audit services, offset by an increase in public company related costs for news releases issued announcing the initial MOU and the SEA with Thrown.

Interest Expense. Interest expense increased slightly for the nine months ended September 30, 2024, compared to the same period in 2023, due to interest accrued on new borrowings.

Net Loss. Net loss for the nine months ended September 30, 2024, was $362,383, compared to a net loss of $440,750 for the same period in 2023. The improvement was primarily due to reduced operating expenses.

Liquidity and Capital Resources

Cash Flow and Working Capital

We had zero cash and cash equivalents as of both September 30, 2024, and December 31, 2023. Our working capital deficit was $2,239,979 as of September 30, 2024, compared to $1,944,281 as of December 31, 2023. We continue to experience limited access to capital and expect that additional financing will be necessary to fund our operations. Market conditions for microcap companies remain challenging, making it difficult to secure favorable terms. Our history of operating losses and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Although we are actively seeking to obtain additional capital, there can be no assurance that such financing will be available on acceptable terms, or at all.

Cash Flow from Financing Activities

We have historically funded our operations primarily through related party advances, private placements, and the issuance of debt. During the nine months ended September 30, 2024, we completed the following funding transactions: proceeds from the sale of common stock of $25,000; borrowings on notes payable from unrelated parties of $35,567; borrowings from our Chief Executive Officer of $4,500; and borrowings of related party debt and short-term advances of $30,187. Reference is made to Notes 5 and 6 to the interim condensed consolidated financial statements included under Item 1 of this Report for additional information.

We expect to require additional financing to support our ongoing operations and strategic growth initiatives. These conditions raise substantial doubt about our ability to continue as a going concern, which is dependent upon obtaining sufficient capital to fund operations and achieve profitability. Management is evaluating various financing alternatives, including potential equity or debt offerings and strategic partnerships. If we are unable to obtain additional financing, we may be required to further curtail or cease operations.

Subsequent Event Financing

Subsequent to September 30, 2024, we raised additional capital through a Convertible Note Offering (the “Offering”), as follows:

•$10,000 issued to an unrelated individual on February 24, 2025.

•$61,000 issued to an unrelated individual on March 18, 2025, consisting of $35,000 in new cash proceeds and $26,000 converted from a previously accrued liability for services rendered.

•$25,000 issued to an unrelated individual on April 16, 2025.

•$25,000 issued to the spouse of a Company director on April 18, 2025. This note was issued on the same terms as those offered to unaffiliated investors and was executed on an arm’s length basis.

•$12,500 issued to an unrelated individual on April 21, 2025.

The notes issued under the Offering bear interest at a rate of 10% per annum and mature three years from their respective dates of issuance. The notes are automatically convertible into shares of our common stock upon the occurrence of certain events, including: (i) the completion of a new equity offering of at least $1,000,000, or (ii) the Company’s common stock trading at or above $1.00 per share for ten consecutive trading days. The conversion price will equal 50% of the price per share of the new equity offering or 50% of the tenth day’s closing price, depending on the trigger event.  We may prepay the notes at any time without penalty, subject to the holders’ right to convert during a five-day notice period. Proceeds from the Offering are being used for general corporate purposes, including working capital and operational expenses.

Reference is made to Note 14 to the interim condensed consolidated financial statements included under Item 1 of this Report for additional information. These financings are not expected to materially change our financial condition.

Significant Estimates and Assumptions

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates are based on historical experience, current conditions, and other reasonable factors. Actual results could differ materially from these estimates. We review these estimates and assumptions regularly and update them as new information becomes available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that our disclosure controls and procedures were not effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness

Our controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. Because of inherent limitations, no control system can prevent all errors or fraud.

PART II – OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings, claims, or regulatory matters arising in the ordinary course of business. We assess our potential liability in connection with these matters by analyzing potential outcomes, assuming various litigation and settlement strategies, and consulting with legal counsel. As of April 25, 2025, the date of this report, there were no material pending legal proceedings against us, and we does not believe the outcome of any current claims or legal proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

In August 2017, our subsidiary, DTLA, entered into a Strategic Consulting Agreement (the “SCA”) with Los Angeles Farmers, Inc. (“LAFI”), formerly known as a medical marijuana growing and retail company. In October 2017, DTLA filed litigation in Los Angeles County Superior Court (Case No. BC681251) against LAFI and its principals, seeking to enforce our rights under the SCA. Following a confidential settlement with the principals in January 2020 and a judgment in favor of DTLA against LAFI in April 2021, a court-appointed receiver completed the sale of LAFI in April 2024.

As of April 25, 2025, the date of this report, there has been no material activity related to the matter for more than two years. We do not expect to recover any proceeds from the sale and are no longer pursuing any remedies. Accordingly, the matter is considered closed.

ITEM 1A.  RISK FACTORS

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024, we issued:

•340,000 shares of common stock on May 17, 2024, pursuant to Restricted Stock Awards granted under the 2021 Omnibus Incentive Plan;

•62,500 shares of common stock on May 28, 2024, to an unrelated third party under a Subscription Agreement at $0.40 per share, for cash proceeds of $25,000;

•10,000 shares of common stock on September 6, 2024, pursuant to a Restricted Stock Award under the 2021 Omnibus Incentive Plan; and

•187,500 shares to Thrown on July 6, 2024, pursuant to the SEA with Thrown.

Reference is made to Note 9 to the interim condensed consolidated financial statements included under Item 1 of this Report for additional information.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

As of April 25, 2025, the date of this report, we were in default under the following promissory notes:

•$45,000 convertible note issued to an unrelated individual, matured in July 2018, and remains unpaid.

•$50,000 loan agreement entered into with an unrelated individual in 2021; the maturity date may be extended at the lender’s discretion, but the loan remains in default.

•$4,500 related party note issued to our Chief Executive Officer, matured in February 2025, and remains unpaid.

•$5,000 note issued to an unrelated individual, matured in October 2024, and remains unpaid.

•$5,000 note issued to an unrelated individual, matured in October 2024, and remains unpaid.

•$11,667 note issued to an unrelated individual, matured in January 2025, and remains unpaid.

•$5,500 note issued to an unrelated individual, matured in February 2025, and remains unpaid.

•$8,400 note issued to an unrelated individual, matured in March 2025, and remains unpaid.

These defaults may impact our ability to obtain future financing and could result in potential legal action by noteholders. Reference is made to Notes 4, 5, and 6 to the interim condensed consolidated financial statements included under Item 1 of this Report for additional information.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on April 25, 2025.

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