Form 10-K
period 2024-12-31
FARMHOUSE, INC. /NV
filed 2025-06-23
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2024

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

Yes ☐ No [X]

As of March 31, 2025, the last business day of the registrant’s most recently completed quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,979 based on the closing price of $.0002 per share of the registrant’s common stock as quoted by the OTC market.

As of June 20, 2025, the date of this Report, there were 17,925,950 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

FARMHOUSE, INC.

TABLE OF CONTENTS

Part	Item	Description	Page
PART I	1	Business	1
	1A	Risk Factors	2
	1B	Unresolved Staff Comments	2
	2	Properties	3
	3	Legal Proceedings	3
	4	Mine Safety Disclosures	3
PART II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	3
	6	Selected Financial Data	4
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
	7A	Quantitative and Qualitative Disclosures About Market Risk	9
	8	Financial Statements and Supplementary Data	F-1
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
	9A	Controls and Procedures	10
	9B	Other Information	11
PART III	10	Directors, Executive Officers and Corporate Governance	11
	11	Executive Compensation	14
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
	13	Certain Relationships and Related Transactions, and Director Independence	16
	14	Principal Accountant Fees and Services	17
PART IV	15	Exhibits, Financial Statement Schedules	18
	16	Form 10-K Summary	18
		Signatures	19

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024 (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and involve risks and uncertainties that could cause actual results to differ materially. Words such as “anticipate,” “expect,” “intend,” “plan,” and similar expressions identify such statements.

Readers should not place undue reliance on forward-looking statements, which speak only as of the date of this Report. We disclaim any obligation to update such statements except as required by law.

CERTAIN TERMS USED IN THIS REPORT

Unless otherwise indicated, references to “we,” “us,” “our,” or “the Company” refer to Farmhouse, Inc. throughout this Report.

PART I

ITEM 1. BUSINESS.

Corporate History

Farmhouse, Inc. (the “Company”) is a Nevada corporation previously focused on technology and brand development in the wellness industry, which is now evolving and transitioning into a casual lifestyle brand holding company. The Company operates through its wholly owned subsidiaries, including Farmhouse Washington and Farmhouse DTLA, Inc., and is currently in the process of acquiring casual food and beverage businesses in order to diversify into scalable industries that appeal to broad demographics.

The Company was originally incorporated in 2013 and has undergone several name and domicile changes, most recently adopting the Farmhouse name in 2019 following its acquisition of Farmhouse Washington. The financial statements reflect a continuation of Farmhouse Washington, adjusted to reflect the capital structure of the parent.

The Company previously pursued Web3 licensing initiatives, which have since been discontinued. It is currently focused on strategic acquisitions intended to leverage its public company platform and enhance shareholder value.

Share Exchange Agreement with Thrown, LLC

In alignment with this strategic shift, on September 10, 2024, the Company entered into a Share Exchange Agreement (“SEA”) with Thrown, LLC (“Thrown”) and its members. Thrown is a beverage company and its initial product is Good Game by T-Pain, a nootropic esports beverage packaged in 2-ounce servings. Under the SEA, the Company will acquire all the membership interests of Thrown in exchange for 5,130,000 newly issued shares of common stock. This represents approximately 25% of the Company’s total issued and outstanding shares following the closing of the transaction. As of June 20, 2025, the transaction has not closed, and discussions with Thrown management are ongoing. Reference is made to Notes 3 and 13 in the Consolidated Financial Statements included under Item 8 in this Report.

Revenues

The Company recognizes revenue in accordance with ASC 606. For the years ended December 31, 2024 and 2023, the Company generated $4,154 and $15,227, respectively, from NFT licensing agreements. Associated costs were $1,875 and $6,930. The Company has ceased pursuing NFT licensing and does not expect to generate future revenues from this initiative.

Employees and Independent Contractors

As of June 20, 2025, the Company had two full-time executive officers and engaged several independent contractors, including its Chief Financial Officer.

Description of Property

All Company personnel work remotely. The Company’s mailing address is 548 Market Street, Suite 90355, San Francisco, CA 94104, and its phone number is (888) 420-6856.

The Company operates the @420 Twitter handle, holds a portfolio of domain names, and registered trademarks; however the company’s transition does not rely on our pre-existing intellectual property assets due to the diversification intended via the pending acquisitions of Thrown, LLC and Ledgewood Holdings.

Emerging Growth Company

The Company is an emerging growth company under the JOBS Act and has elected not to delay the adoption of new accounting standards.

More Information

The Company’s SEC filings are available at www.sec.gov.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

See “Description of Property” under Item 1.

ITEM 3. LEGAL PROCEEDINGS.

In 2017, Farmhouse DTLA initiated litigation against Los Angeles Farmers, Inc. under a Strategic Consulting Agreement. Following a settlement and a favorable judgment, the matter is considered closed, with no further expected proceeds. As of June 20, 2025, there has been no material activity related to the matter for more than two years. The Company does not expect to recover any proceeds from the sale and is no longer pursuing any remedies.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the OTCQB under the symbol “FMHS.” OTC quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

The following table sets forth, for the periods indicated, the high and low closing bid prices per share of the Company’s common stock as reported by OTC Markets:

Quarter Ended	Low	High

Mar 31, 2023	$0.0801	$0.4980
Jun 30, 2023	$0.0410	$0.0999
Sep 30, 2023	$0.0351	$0.1000
Dec 31, 2023	$0.0320	$0.8000
Mar 31, 2024	$0.0512	$0.3300
Jun 30, 2024	$0.0840	$0.2869
Sep 30, 2024	$0.0780	$0.3900
Dec 31, 2024	$0.0306	$0.2173
Mar 31, 2025	$0.0002	$0.0400
Jun 30, 2025 (through June 20)	$0.0002	$0.0149

The Company’s common stock is classified as a “penny stock” under applicable SEC rules, which may adversely affect liquidity and increase transaction costs for investors.

Holders of Common Stock

As of December 31, 2024, the Company had 17,925,950 shares of common stock outstanding, held by 140 record holders. These numbers remained unchanged as of June 20, 2025.

Dividends and Share Repurchases

The Company has not declared or paid dividends and has no plans to do so.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

•May 17, 2024: 340,000 Restricted Stock Awards (RSAs) granted under the 2021 Omnibus Incentive Plan.

•May 28, 2024: 62,500 shares issued for cash proceeds of $25,000.

•July 6, 2024: 187,500 shares issued to Thrown, LLC.

•September 6, 2024: 10,000 RSAs granted.

Issuer Purchases of Equity Securities

None.

Stock Option Grants

No stock options were granted.

Registration Rights

No registration rights are outstanding.

Stock transfer agent

The Company’s transfer agent is Securities Transfer Corporation, located in Plano, Texas (www.stctransfer.com).

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied in these forward-looking statements due to various factors in our Form 10-K and other filings with the Securities and Exchange Commission.

Overview

We are focused on integrating technology, IP, and consumer products- including beverages into our company in order to diversify into new revenue opportunities to augment our prior portfolio of intellectual property, and previous Web3 division. We launched the Web3 division in December 2021 to facilitate licensing opportunities between established wellness brands and holders of influential digital collectibles. Revenues from this initiative have been limited, and we have ceased pursuing this line of business to focus on other strategic opportunities. We do not currently expect to generate significant revenues from existing operations until such a strategic opportunity is completed.

On September 10, 2024, we entered into a Share Exchange Agreement (“SEA”) with Thrown, LLC (“Thrown”) and its members. Thrown is a beverage company and its initial product is Good Game by T-Pain, a nootropic esports beverage packaged in 2-ounce servings. Under the SEA, we will acquire all the membership interests of Thrown in exchange for 5,130,000 newly issued shares of common stock. This represents approximately 25% of our total issued and outstanding shares following the closing of the transaction. As of June 20, 2025, the transaction has not closed, and discussions with Thrown management are ongoing. Reference is made to Notes 3 and 13 in the Consolidated Financial Statements included under Item 8 in this Report.

On June 9, 2025, the Company entered into a non-binding term sheet with Ledgewood Holdings, LLC (“Ledgewood”), a multi-unit franchise operator with approximately $31 million in trailing twelve-month revenue, outlining a proposed acquisition through the issuance of up to 31,000,000 shares of the Company’s common stock. The contemplated transaction includes both time- and performance-based equity vesting, governance rights for Ledgewood, and monthly operating support contributions to the Company tied to Ledgewood’s revenue. The proposed structure also provides for Ledgewood’s continued operational control, subject to Farmhouse Board oversight on major decisions. The transaction remains subject to definitive documentation, completion of due diligence, Board approval, and resolution of outstanding secured indebtedness. There is no assurance that the acquisition will be completed on the proposed terms or at all. Reference is made to Note 13 in the Consolidated Financial Statements included under Item 8 in this Report.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue. Revenue for the year ended December 31, 2024 was $4,154, compared to $15,227 for the year ended December 31, 2023. The decrease was primarily due to the Company’s decision to discontinue its NFT licensing business during 2024 after a major customer went out of business.

Operating Expenses. Total operating expenses for the year ended December 31, 2024 were $410,668, compared to $517,843 for the year ended December 31, 2023, as shown below:

Year ended December 31,	2024	2023

Accounting and Professional Fees	$124,032	$181,751
Wages and Benefits	203,144	222,144
Consulting Fees	6,099	47,024
Public Company Related and Filing Fees	28,616	24,336
Other General and Administrative	48,777	42,588
	$410,668	$517,843

The decreases in accounting and professional fees, wages and benefits, and consulting fees were primarily attributable to significantly lower stock-based compensation expense recorded in 2024 compared to 2023. Public company-related and filing fees, as well as other general and administrative costs, remained relatively consistent between periods.

Interest Expense. Interest expense increased slightly for the year ended December 31, 2024 to $55,954, compared to $51,243 for 2023. The increase was primarily due to interest accrued on additional borrowings during 2024.

Net Loss. Net loss for the year ended December 31, 2024 was $464,343, compared to $560,789 for 2023. The reduction in net loss was primarily driven by the decrease in operating expenses described above.

Summary

Overall, the Company's results for the year ended December 31, 2024 reflect a continued focus on managing operating expenses following the discontinuation of the NFT licensing business. Revenue decreased due to the wind-down of that division after a major customer went out of business, while total operating expenses declined year-over-year due to reduced consulting and stock-based compensation costs. Management continues to focus on maintaining expense discipline and exploring strategic opportunities to enhance stockholder value.

Liquidity and Capital Resources

The following discussion summarizes our liquidity position, working capital needs, and sources of capital as of December 31, 2024 and 2023.

Cash Flow and Working Capital

We had cash and cash equivalents of $413 as of December 31, 2024, compared to $0 as of December 31, 2023. Our working capital deficit was $2,334,745 as of December 31, 2024, compared to $1,944,281 as of December 31, 2023.

We continue to experience limited access to capital and expect that additional financing will be necessary to fund our operations. Market conditions for microcap companies remain challenging, making it difficult to secure financing on favorable terms. Our history of operating losses and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Although we are actively seeking to obtain additional capital, there can be no assurance that such financing will be available on acceptable terms, or at all.

Cash Flow from Financing Activities

We have historically funded our operations primarily through related party advances, private placements, and the issuance of debt securities. During the year ended December 31, 2024, we completed the following funding transactions:

•Received $25,000 in proceeds from the sale of common stock;

•Borrowed $35,567 on notes payable from unrelated third parties;

•Borrowed $4,500 from our Chief Executive Officer; and

•Borrowed $41,758 through related party debt and short-term advances.

Comparatively, during the year ended December 31, 2023, we completed the following funding transactions:

•Borrowed $34,000 on convertible notes payable from unrelated parties; and

•Borrowed $10,761 through related party debt and short-term advances.

We also made repayments of $23,370 on related party borrowings during 2023.

Reference is made to Notes 5 and 6 in the Consolidated Financial Statements included under Item 8 of this Report.

Capital Requirements and Outlook

We expect to require additional financing to support our ongoing operations and strategic growth initiatives. These conditions continue to raise substantial doubt about our ability to continue as a going concern, which is dependent upon obtaining sufficient capital to fund operations and ultimately achieve profitability. Management is evaluating various financing alternatives, including potential equity or debt offerings and strategic partnerships. If we are unable to obtain additional financing, we may be required to further curtail or cease operations.

Subsequent Event Financing

Subsequent to December 31, 2024, we raised additional capital through the issuance of Convertible Notes as follows:

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

•$12,500 issued to an unrelated individual on April 28, 2025.

Reference is made to Note 13 in the Consolidated Financial Statements included under Item 8 in this Report for further detail on the terms of the convertible notes. Proceeds from the Offering are being used for general corporate purposes, including working capital and operational expenses. These financings are not expected to materially change our financial condition.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements material to our financial condition, operations, or liquidity.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We had no cash equivalents as of December 31, 2024 and 2023.

Critical Accounting Policies and Estimates

Reference is made to Note 2 in the Consolidated Financial Statements included under Item 8 in this Report.

Recently Adopted Accounting Pronouncements

Reference is made to Note 2 in the Consolidated Financial Statements included under Item 8 in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s audited consolidated financial statements and related notes are set forth below:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Farmhouse, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Farmhouse, Inc. as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Farmhouse, Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Midvale, Utah

June 20, 2025

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$413	$-
Accounts receivable	-	4,170
Prepaid expenses	4,200	3,990
Total current assets	4,613	8,160

Deposit on Investment	26,175	-
Total assets	$30,788	$8,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$59,701	$45,435
Accrued legal fees	425,625	387,501
Accrued payroll and payroll taxes	1,313,896	1,129,752
Accrued liabilities	37,946	34,050
Accrued interest payable	79,226	61,745
Convertible notes payable, in default	45,000	45,000
Notes payable, $50,000 in default	85,567	50,000
Due to related parties	292,397	198,958
Total current liabilities	2,339,358	1,952,441

Long-term liabilities:
Convertible notes payable, long-term	34,000	34,000
Total long-term liabilities	34,000	34,000
Total liabilities	2,373,358	1,986,441

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 17,925,950 and 17,325,950 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,793	1,733
Additional paid-in capital	4,425,468	4,325,474
Accumulated deficit	(6,769,831)	(6,305,488)
Total stockholders’ deficit	(2,342,570)	(1,978,281)
Total liabilities and stockholders’ deficit	$30,788	$8,160

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2024	2023

REVENUES
Revenues	$4,154	$15,227
Costs of revenues	(1,875)	(6,930)
Gross margin	2,279	8,297

OPERATING EXPENSES
General and administrative	286,636	336,092
Professional fees	124,032	181,751
Total operating expenses	410,668	517,843

LOSS FROM OPERATIONS	(408,389)	(509,546)

OTHER INCOME (EXPENSE):
Interest expense	(55,954)	(51,243)
Total other income (expense)	(55,954)	(51,243)

NET LOSS	$(464,343)	$(560,789)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,669,080	17,130,160

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2024 and 2023

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2022	17,075,950	$1,708	$4,159,075	$(5,744,699)	$(1,583,916)

Common stock issued for Restricted Stock Awards	250,000	25	(25)	-	-
Stock-based compensation on RSA's vested	-	-	166,424	-	166,424
Net loss	-	-	-	(560,789)	(560,789)
Balance at December 31, 2023	17,325,950	1,733	4,325,474	(6,305,488)	(1,978,281)

Common stock sold	62,500	6	24,994	-	25,000
Common stock issued for Restricted Stock Awards	350,000	35	(35)	-	-
Deposit on Investment	187,500	19	26,156	-	26,175
Stock-based compensation on RSA's vested	-	-	48,879	-	48,879
Net loss	-	-	-	(464,343)	(464,343)
Balance at December 31, 2024	17,925,950	$1,793	$4,425,468	$(6,769,831)	$(2,342,570)

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(464,343)	$(560,789)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock-based compensation on RSA's vested	48,879	166,424
Changes in operating assets and liabilities:
Accounts receivable	4,170	(4,170)
Prepaid expenses	(210)	(180)
Accounts payable	13,099	30,939
Accrued legal fees	38,124	39,364
Accrued payroll and payroll taxes	184,144	184,144
Accrued liabilities	3,896	-
Accrued liabilities related party	48,000	48,000
Accrued interest payable	17,481	12,814
Accrued interest payable to related party	348	-
Net cash used in operating activities	(106,412)	(83,454)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000	-
Proceeds from borrowings on note payable	35,567	-
Proceeds from borrowings on note payable from related party	4,500	-
Proceeds from borrowings of convertible notes payable	-	34,000
Borrowings from related party debt and short-term advances	41,758	10,761
Repayment of related party debt and short-term advances	-	(23,370)
Net cash provided by financing activities	106,825	21,391

NET CHANGE IN CASH	413	(62,063)
CASH AT BEGINNING OF PERIOD	-	62,063
CASH AT END OF PERIOD	$413	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of related party advances with personal charges on the Company credit card	$1,167	$3,315
Shares issued for deposit on investment	$26,175	$-

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 1 – ORGANIZATION AND OPERATIONS

Farmhouse, Inc. (the “Company”) is a Nevada corporation focused on technology and brand development. The Company operates through its wholly owned subsidiaries, including Farmhouse Washington and Farmhouse DTLA, Inc., and holds a portfolio of intellectual property assets, including domains and assorted trademarks.

The Company was originally incorporated in 2013 and has undergone several name and domicile changes, most recently adopting the Farmhouse name in 2019 following the acquisition of Farmhouse Washington. The financial statements represent a continuation of Farmhouse Washington, adjusted to reflect the capital structure of the parent.

The Company previously pursued Web3 licensing initiatives, which have since been discontinued. It is currently focused on strategic acquisitions to leverage its public company platform and enhance shareholder value.

Share Exchange Agreement with Thrown, LLC

In alignment with this strategic shift, on September 10, 2024, the Company entered into a Share Exchange Agreement (“SEA”) with Thrown, LLC (“Thrown”) and its members. Thrown is a beverage company and its initial product is Good Game by T-Pain, a nootropic esports beverage packaged in 2-ounce servings. Under the SEA, the Company will acquire all the membership interests of Thrown in exchange for 5,130,000 newly issued shares of common stock. This represents approximately 25% of the Company’s total issued and outstanding shares following the closing of the transaction. As of June 20, 2025, the date of this report, the transaction has not closed, and discussions with Thrown management are ongoing. See Notes 3 and 13.

Proposed Acquisition of Ledgewood Holdings, LLC

On June 9, 2025, the Company entered into a non-binding term sheet with Ledgewood Holdings, LLC (“Ledgewood”), a multi-unit franchise operator with approximately $31 million in trailing twelve-month revenue. The term sheet contemplates the acquisition of Ledgewood by the Company through the issuance of up to 31,000,000 shares of the Company’s common stock. The term sheet is non-binding and subject to the execution of definitive agreements, and accordingly, as of June 20, 2025, the date of this report, there can be no assurance that the transaction will be consummated on the terms proposed or at all. See Note 13.

Going Concern and Management Plans

The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2024, the Company incurred a net loss of $464,343 and had a stockholders’ deficit of $2,342,570. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Management intends to address this uncertainty through continued financing from officer loans, third-party borrowings, and equity sales. While no assurance can be given, management believes these sources will provide sufficient liquidity to support operations in the near term.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as issued by the Financial Accounting Standards Board (“FASB”). References to the “ASC” refer to the Accounting Standards Codification established by FASB

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Farmhouse Washington and DTLA (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the consolidated financial statements. Significant estimates include, but are not limited to, convertible debt, valuation of deferred tax assets and any related valuation allowances, contingent assets and liabilities, and valuation of stock-based compensation awards. Actual results could materially differ from those estimates.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits held in checking and savings accounts with financial institutions and other highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the time of purchase. The Company had no cash equivalents as of December 31, 2024 and 2023.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable do not bear interest and are presented

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

net of an allowance for doubtful accounts. The Company evaluates the collectability of its accounts receivable and establishes an allowance based on a combination of factors, including historical collection trends and specific information about customer credit risk. When the Company becomes aware of a customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded. During the year ended December 31, 2024, the Company recognized bad debts of $607 on its accounts receivable.

Debt

The Company accounts for its debt obligations in accordance with ASC 470, Debt. Debt is recognized at the principal amount net of applicable debt discounts or premiums, which are amortized over the term of the related instrument using the effective interest method. Fees and costs directly related to the issuance of debt are capitalized and presented as a deduction from the carrying amount of the liability and are amortized over the life of the related debt instrument. Interest expense is recorded as incurred. If a debt modification or extinguishment occurs, the Company evaluates whether the transaction should be accounted for as a modification or extinguishment in accordance with ASC 470-50. The weighted-average interest rate of short-term debt outstanding as of December 31, 2024 and 2023 was 13.5% and 11.7%, respectively.

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurement, in determining the fair value of financial assets and liabilities when applicable. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in fair value measurements are classified into three levels within the fair value hierarchy based on their observability.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, convertible notes payable, notes payable, and amounts due to related parties. The carrying amounts of these instruments approximate fair value due to their short-term nature or standard market terms. As of December 31, 2024, the Company did not have any financial assets or liabilities measured at fair value on a recurring or non-recurring basis.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such indicators are present, the Company compares the carrying amount of the asset group to the estimated future undiscounted net cash flows expected to be generated from the use and eventual disposition of the asset group, excluding interest costs. If the sum of the undiscounted cash flows is less than the carrying amount, an impairment loss is recognized. No impairment loss was recognized during the years ended December 31, 2024 or 2023.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. As of December 31, 2024, the Company did not have any operating or financing leases requiring recognition on the balance sheet.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which outlines a five-step framework: identify the contract with a customer; identify the performance obligation(s) in the contract; determine the transaction price; allocate the transaction price to the performance obligation(s); and recognize revenue when (or as) the performance obligation(s) are satisfied. Revenue is recognized in an amount that reflects the consideration the Company expects to receive in exchange for goods or services, when control of the promised goods or services is transferred to customers.

The Company generated revenues of $4,154 and $15,227 for the years ended December 31, 2024 and 2023, respectively. Revenues were generated from license fees in connection with NFT art license agreements, whereby licensees are granted a limited right to use the Company’s NFTs for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met upon granting the licensee access to the NFTs. Revenue is recognized as the licensee sells products, based on a percentage of their gross sales. Fees are due the month after sales occur. One licensee accounted for 90% and 91% of license revenues for the years ended December 31, 2024 and 2023, respectively.

The corresponding costs of revenues associated with license revenues were $1,875 and $6,930 for the year ended December 31, 2024 and 2023, respectively.

As discussed in Note 1, the Company has ceased pursuing its NFT licensing business and does not expect to generate further licensing revenues. The decision to discontinue this line of business was made as part of a strategic shift to focus on other opportunities.

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation costs related to stock options, restricted stock units, and other equity awards are measured based on the fair value of the awards at the grant date and recognized as expense over the requisite service period, typically the vesting period. The Company estimates

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

the fair value of stock options using the Black-Scholes option-pricing model. Forfeitures are accounted for as they occur.

Commitments and Contingencies

The Company accounts for contingencies in accordance with ASC 450, Contingencies. Liabilities are recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated. Disclosures are made for material loss contingencies that are reasonably possible or where the amount of loss cannot be estimated. Remote contingencies are generally not disclosed unless related to guarantees.

Related Party Transactions

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. Related party transactions, balances, and relationships are identified separately in the consolidated financial statements and related notes. Management evaluates all related party transactions for proper accounting, disclosure, and potential conflicts of interest.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion will not be realized. The Company evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination. Changes in tax laws and rates are reflected in the period of enactment.

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method, but only to the extent that such inclusion would not be anti-dilutive. Potentially dilutive securities include convertible notes, stock options, warrants, and restricted stock awards. In periods where the Company reports a net loss, all potentially dilutive securities are considered anti-dilutive and are therefore excluded from the computation of diluted net loss per share. As of December 31, 2024 and 2023 the Company had convertible notes outstanding, however, certain events that triggered, or allowed for, conversion had not yet occurred; therefore as of those dates the Company had no potentially dilutive securities.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Business Combinations

The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations. Under this method, the Company allocates the fair value of the purchase consideration to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the purchase price over the net assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred, and contingent consideration, if any, is measured at fair value on the acquisition date and remeasured at each reporting date until settled.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable as of December 31, 2024. The Company places its cash with high credit quality financial institutions.

Segment Reporting

The Company operates as a single reportable segment. The Chief Financial Officer, who is the Company’s Chief Operating Decision Maker (CODM), evaluates operating results and allocates resources on a consolidated basis. As such, the Company’s operations are managed and reported as one segment.

The Company’s segment disclosure reflects the nature of its operations as a technology and brand development company within the cannabis industry. The CODM reviews financial performance based on consolidated operating results, including revenue, gross profit, and net loss. No disaggregated operating results are regularly reviewed below the consolidated level, and no discrete segment-level information is maintained.

In accordance with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company considered whether additional disclosures were required, including significant segment expenses and measures used by the CODM. However, the CODM evaluates the Company’s performance based solely on consolidated financial results, and no additional measures or expense categories are used for internal decision-making.

The Company generates all revenues from license agreements with third parties located in the United States. All of the Company’s assets are located in the United States.

Recently Issued Accounting Pronouncements

The Company monitors and evaluates the impact of accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) and other standard-setting bodies. Management has assessed recently issued accounting pronouncements and concluded that none are expected to have a material effect on the Company’s consolidated financial statements or related disclosures, except as noted below.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires public entities to disclose significant segment expenses and other segment-related information on an annual and interim basis, even for entities with a single reportable segment. The standard also requires disclosure of the Chief Operating Decision Maker’s title and expands the interim disclosure requirements for segment profit or loss and assets.

The Company adopted ASU 2023-07 for the year ended December 31, 2024. As the Company operates as a single reportable segment and the Chief Financial Officer is the Chief Operating Decision Maker, the adoption did not result in a material change to the Company’s segment reporting.

Subsequent Events

The Company accounts for subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued or available to be issued. Recognized subsequent events are those that provide additional evidence about conditions that existed at the balance sheet date and are recorded in the financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are disclosed if material. The Company evaluated subsequent events through June 20, 2025, the date of this report.

NOTE 3 – DEPOSIT ON INVESTMENT

As discussed in Note 1, the Company entered into a Share Exchange Agreement with Thrown, LLC (“Thrown”) and its members for a proposed acquisition of all membership interests of Thrown, a beverage company whose initial product is Good Game by T-Pain, a nootropic functional esports beverage.

On July 6, 2024, the Company and Thrown agreed to a price per share of $0.40 for the Company’s common stock, and the Company issued 187,500 shares to Thrown as an equity deposit valued at $75,000 under the Original SEA. The fair market value of the stock on the issuance date, based on the closing price on the OTCQB market, was $0.1396 per share, or approximately $26,175.

Because the closing conditions had not been satisfied as of December 31, 2024, control of Thrown had not transferred under ASC 805. Therefore, the Company recorded the fair value of the shares issued as a Deposit for Investment. This deposit represents an advance made in anticipation of completing the acquisition. If the transaction does not close, the shares will be treated as a break-up fee and charged to expense.

As of June 20, 2025, the date of this report, the transaction has not closed, and discussions with Thrown management are ongoing. See Note 13.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 4 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

Convertible notes payable is comprised of a promissory note issued to an unrelated individual with a principal amount of $45,000 as of both December 31, 2024 and 2023. Principal and accrued interest were originally due in July 2018, and the note is currently in default. The note bears interest at a rate of 18% per annum, accrues monthly, and is unsecured.

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

Interest expense related to the convertible note was $8,123 and $8,099 for the year ended December 31, 2024 and 2023, respectively. Accrued interest was $60,517 and $52,394 as of December 31, 2024 and 2023, respectively.

NOTE 5 – NOTES PAYABLE

In 2021, the Company entered into a loan agreement with an unaffiliated individual (the “Lender”) for borrowings up to $75,000 and received a first advance of $50,000. The loan, which was due nine months after the first advance, remains outstanding and in default as of December 31, 2024. The loan bears interest at a rate of 6% per annum. At the Lender’s sole discretion, the maturity date may be extended. Borrowings under this loan are senior in priority to any other indebtedness of the Company. The Company’s Chief Executive Officer personally and unconditionally guaranteed repayment of the loan.

Interest expense related to this loan was $3,008 and $3,000 for the year ended December 31, 2024 and 2023, respectively. Accrued interest was $10,644 and $7,636 as of December 31, 2024 and December 31, 2023, respectively.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

During the year ended December 31, 2024, the Company issued the following unsecured promissory notes to unrelated parties:

Date	Principal Amount	Interest Rate	Maturity Date	Purpose
April 26, 2024	$5,000	20%	October 26, 2024	Cash proceeds
April 26, 2024	$5,000	20%	October 26, 2024	Cash proceeds
July 2, 2024	$11,677	12%	January 2, 2025	Vendor payment
August 9, 2024	$5,500	20%	February 9, 2025	Vendor payment
September 30, 2024	$8,400	20%	March 31, 2025	Vendor payment

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

Interest expense related to these notes was $2,925 for the year ended December 31, 2024 and accrued interest was $2,925 as of December 31, 2024. As of June 20, 2025, the date of this report, the notes are in default.

NOTE 6 – DUE TO RELATED PARTIES

Due to related parties is comprised of the following:

December 31,	2024	2023
Loans from Company officers	69,549	28,958
Accrued liability to contracted CFO	218,000	170,000
Note Payable to Officer	4,500	-
Accrued interest on Note Payable to Officer	348	-
Due to related parties	$292,397	$198,958

As of December 31, 2024 and 2023, loans from Company officers totaled $69,549 and $28,958, respectively. These amounts represent cash advances made by Company officers to fund operating expenses and direct payments made by Company officers on behalf of the Company. All amounts due to related parties are non-interest bearing and unsecured. During the year ended December 31, 2024, Company officers advanced a total of $41,758 to the Company. Repayments during the year totaled $1,167, all of which were made through officers’ personal charges to the Company’s credit card; no cash repayments were made.  During the year ended December 31, 2023, Company officers advanced $10,761 to the Company and received repayments totaling $26,685, of which

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

$3,315 were repaid via officers’ personal charges to the Company’s credit card and $23,370 were repaid in cash.

The Company’s Chief Financial Officer is contracted and is not a W-2 employee. During the year ended December 31, 2024 the Company expensed the following for the CFO’s services: $53,000 in compensation ($5,000 of which was paid in cash) and $17,900 in Restricted Stock Awards that vested during the year. During the year ended December 31, 2023 the Company expensed the following for the CFO’s services: $48,000 in compensation and $70,000 in Restricted Stock Awards that vested during the year. As of December 31, 2024 and 2023, the Company owed $218,000 and $170,000, respectively, for services provided since 2021.

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

Interest expense related to this note was $348 for the year ended December 31, 2024 and accrued interest was $348 as of December 31, 2024. As of June 20, 2025, the date of this report, the note matured on February 12, 2025, and remains unpaid. Accordingly, the note is in default.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – LONG-TERM

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

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Interest expense related to the Series 2023 Notes was $3,426 and $1,715 for the year ended December 31, 2024 and 2023, respectively. Accrued interest was $5,141 and $1,715 as of December 31, 2024 and December 31, 2023, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Board of Directors has the authority, in its sole discretion, to establish series of preferred stock and to fix the par value, dividend rates, designations, preferences, privileges, and restrictions of each series. No shares of preferred stock were issued or outstanding as of December 31, 2024 or 2023.

As of December 31, 2024, the Company had not reserved any shares of common stock for future issuance. While the Company is required to reserve shares to satisfy potential conversions of its outstanding convertible note payable (see Note 4) and Series 2023 Notes (see Note 7), those instruments were not convertible as of year-end. The number of shares issuable upon conversion is not currently determinable and will depend on future events, including pricing triggers specified in the respective agreements.

Common Stock Activity

Common stock transactions during the year ended December 31, 2024, were as follows:

•On May 17, 2024, the Board granted Restricted Stock Awards (“RSAs”) totaling 340,000 shares of common stock under the 2021 Omnibus Incentive Plan. See Note 9.

•On May 28, 2024, the Company issued 62,500 shares to an unrelated third party pursuant to a Subscription Agreement at $0.40 per share, resulting in cash proceeds of $25,000.

•On September 6, 2024, the Board granted an RSA of 10,000 shares of common stock under the 2021 Omnibus Incentive Plan. See Note 9.

•On July 6, 2024, the Company issued 187,500 shares to Thrown, LLC in connection with the Share Exchange Agreement, valued at $26,175 based on the closing price on the OTCQB market. See Note 3.

As a result of these issuances, the Company had 17,925,950 shares of common stock outstanding as of December 31, 2024.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

In the prior year ended December 31, 2023, the Company granted Restricted Stock Awards of 250,000 shares of common stock under the Company’s 2021 Omnibus Incentive Plan to a Company director and a consultant. See Note 9.  As a result of these transactions, the Company has 17,325,950 shares of common stock outstanding as of December 31, 2023.

NOTE 9 – STOCK-BASED COMPENSATION AND RESTRICTED STOCK AWARDS

In May 2021, the Board of Directors approved the Farmhouse, Inc. 2021 Omnibus Incentive Plan (“2021 OIP”), permitting the issuance of up to 3,000,000 shares of common stock through awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards, and cash-based awards. The 2021 OIP was ratified by stockholders holding a majority of the Company’s outstanding shares.

Options granted under the 2021 OIP may be either incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. The exercise price of options must not be less than 100% of the fair market value of the Company’s common stock on the date of grant (110% for holders of more than 10% of the voting stock). Options become exercisable as determined by the Board of Directors and expire no later than ten years from the date of grant (five years for optionees owning more than 10% of voting stock).

Restricted stock awards (“RSAs”) are issued at fair market value on the grant date and typically vest in monthly or quarterly installments, subject to continued service. Stock-based compensation for RSAs is recognized on a straight-line basis over the vesting period.

Restricted Stock Awards (“RSAs”)

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, recognizing expense based on the grant-date fair value of awards over the requisite service period. Forfeitures are recognized as they occur. All awards were in the form of Restricted Stock Awards (“RSAs”) granted under the 2021 Omnibus Incentive Plan (“2021 OIP”). RSAs are valued based on the closing price of the Company’s common stock on the OTCQB market on the date of grant, and expense is recognized as the shares vest. No stock options or other equity instruments were granted during the periods presented.

A total of 350,000 RSAs were granted during the year ended December 31, 2024, including (i) 100,000 shares awarded for CFO services, vesting 50,000 shares on September 30, 2024, 25,000 shares on December 31, 2024, and 25,000 shares on March 31, 2025; (ii) 240,000 shares granted to legal counsel supporting the Thrown transaction, vesting 10,000 shares monthly from September 30, 2024 through May 31, 2026; and (iii) 10,000 shares granted to a consultant, vesting in monthly installments of 2,500 shares from September 30, 2024 through December 31, 2024. In the prior year, the Company granted 250,000 RSAs, including (i) 200,000 shares to a new director, vesting 100,000 shares on December 31, 2023 and 12,500 shares quarterly through December 31, 2025, and (ii) 50,000 shares to a consultant, vesting 10,000 shares monthly beginning October 31, 2023.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The following table summarizes RSA activity for the periods presented:

	Number of RSAs	Weighted Average Grant Date Fair Value
Balance as of January 1, 2023	752,000	$0.251
Awarded	250,000	$0.050
Vested	(732,000)	$0.227
Forfeited	-	$-
Balance as of December 31, 2023	270,000	$0.128
Awarded	350,000	$0.089
Vested	(400,000)	$0.122
Forfeited	-	$-
Balance as of December 31, 2024	220,000	$0.076

Stock-based compensation expense recognized was $48,879 and $166,424 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had approximately $16,780 of unrecognized compensation expense related to non-vested RSAs, which is expected to be recognized over a weighted-average remaining period of approximately 1.4 years. Estimated expense recognition is $12,580 in 2025 and $4,200 in 2026.

NOTE 10 – LITIGATION

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

As of June 20, 2025, the date of this report, there has been no material activity related to the matter for more than two years. The Company does not expect to recover any proceeds from the sale and is no longer pursuing any remedies. Accordingly, the matter is considered closed.

The Company has no active litigation as of December 31, 2024.

NOTE 11 – INCOME TAXES

As of December 31, 2024, the Company had approximately $4,010,000 of federal and state net operating loss carryforwards (“NOLs”) available to offset future taxable income. Federal NOLs generated after 2017 are subject to indefinite carryforward but are limited to 80% of taxable income in any given period under the Tax Cuts and Jobs Act. State NOL carryforwards generally

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

expire between 2039 and 2043. Due to the Company's cumulative losses and uncertainty regarding future profitability, a full valuation allowance has been recorded against all deferred tax assets as of December 31, 2024 and 2023.

The Company used an effective federal income tax rate of 21% in calculating its deferred tax assets and liabilities. The components of the Company’s net deferred tax assets are as follows:

Year Ended December 31,	2024	2023
Net operating loss carryforwards	842,100	789,000
Accrued payroll and compensation	275,900	220,000
Depreciation differences	42,600	47,300
Valuation allowance	(1,160,600)	(1,056,300)
Net deferred tax assets	$-	$-

The reconciliation of the expected U.S. federal income tax provision (benefit) based on the statutory rate to the Company’s recorded provision is as follows:

Year Ended December 31,	2024	2023
Federal statutory rate applied to pre-tax income (loss)	$(97,100)	$(117,800)
Depreciation	(4,600)	(4,700)
Meals and entertainment disallowance	100	200
Other non-deductible expenses	10,300	34,900
Payroll and compensation expenses	38,700	35,700
Change in valuation allowance	53,000	51,700
Total provision for income taxes	$-	$-

As of December 31, 2024, the Company had not filed corporate income tax returns for fiscal years after 2018. While significant NOL carryforwards may offset future taxable income, the failure to file timely returns may expose the Company to penalties, interest, and potential limitations or disallowance of its NOLs. Management intends to complete all outstanding tax filings but cannot guarantee full preservation of all tax benefits.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in legal proceedings, claims, or regulatory matters. Management evaluates potential liabilities in consultation with legal counsel and currently does not believe that any existing matters will have a material adverse effect on its financial position or results of operations. The Company also has indemnification agreements with its officers and directors that provide for uncapped indemnity, although the Company believes the likelihood of material payments is remote.

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 13 – SUBSEQUENT EVENTS

As of June 20, 2025, the date of this report, there were no subsequent events requiring adjustment or disclosure, except as noted below or disclosed elsewhere in these consolidated financial statements.

Convertible Note Issuance and Liability Conversion

On March 18, 2025, the Company issued a Convertible Promissory Note in the principal amount of $61,000 to an individual investor. The note bears interest at a rate of 10% per annum and matures 36 months from the original issue date. The note is mandatorily convertible into shares of the Company’s common stock at a conversion price equal to 50% of (i) the offering price in the event of a qualified equity financing of at least $1,000,000, or (ii) the market price if the Company’s common stock closes at or above $0.50 per share for ten consecutive trading days.

The principal amount includes $26,000 of previously accrued liabilities for services rendered, which were converted into the note in accordance with a liability conversion agreement executed on the same date. The remaining $35,000 represents new cash proceeds received by the Company. Upon execution of the note, the previously recorded liability was extinguished and reclassified as part of the convertible debt obligation.

Convertible Note Issuances for Cash

Between February 24, 2025 and April 28, 2025, the Company issued Convertible Promissory Notes totaling $85,000 of new cash proceeds to five unrelated individual investors, as follows:

•$10,000 issued to an unrelated individual on February 24, 2025.

•$25,000 issued to an unrelated individual on April 16, 2025.

•$25,000 issued to the spouse of a Company director on April 18, 2025. This note was issued on the same terms as those offered to unaffiliated investors and was executed on an arm’s length basis.

•$12,500 issued to an unrelated individual on April 21, 2025.

•$12,500 issued to an unrelated individual on April 28, 2025.

The notes bear interest at 10% per annum and mature 36 months from the date of issuance. The notes were initially convertible into shares of the Company’s common stock at a price equal to 60% of the offering price in a qualified equity financing or the Company’s market price upon sustained trading at or above $1.00 per share.  On April 15, 2025, the Company and the investors executed amendments to their respective notes to align its terms with those of more recently issued convertible notes. The amendment reduced the conversion price to 50% of the offering price in a qualified financing and 50% of the Company’s market price if the Company’s common stock trades at or above $1.00 per share for ten consecutive trading days. All other terms of the note

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

remain unchanged. The notes were originally issued under the Company’s authorized Convertible Note Offering and are intended to convert automatically upon the occurrence of certain triggering events as described above.

Convertible Notes Issued in Exchange for Outstanding Obligations

Effective March 31, 2025, the Company entered into letter agreements with several creditors to convert existing obligations – including outstanding debt and accrued liabilities – into new Convertible Promissory Notes. These notes were issued under the same terms as the above mentioned convertible notes issued for cash, including same interest rate, maturity, and conversion features. The following obligations were converted:

•A promissory note with an outstanding balance of $6,200, including principal and accrued interest.

•Accrued legal fees and finance charges totaling $250,000. As part of the agreement, any additional amounts owed in excess of this figure were waived in full.

•A past-due accounts payable obligation, including related charges, totaling $8,500.

•A promissory note with a combined principal and accrued interest balance of $13,400.

The issuance of these Convertible Promissory Notes fully extinguished the Company’s obligations related to the original debts and liabilities.

Update on Share Exchange Agreement with Thrown

As discussed in Notes 1 and 3, the Company previously entered into a Share Exchange Agreement (“Original SEA”) with Thrown, LLC for the proposed acquisition of all membership interests of Thrown. As of June 20, 2025, the date of this report, the transaction has not closed, and discussions with Thrown management are ongoing. There can be no assurance that the closing will be completed as planned.

Proposed Acquisition of Ledgewood Holdings, LLC

On June 9, 2025, the Company entered into a non-binding term sheet with Ledgewood Holdings, LLC (“Ledgewood”), a multi-unit franchise operator with approximately $31 million in trailing twelve-month revenue. The term sheet contemplates the acquisition of Ledgewood by the Company through the issuance of up to 31,000,000 shares of the Company’s common stock. The proposed equity consideration includes (i) 15,500,000 vested shares to be issued at closing, (ii) 15,500,000 shares subject to vesting over a two-year period based on continued involvement and performance, and (iii) up to 10,000,000 additional shares that may be issued upon achievement of certain post-closing revenue-based milestones.

Under the proposed structure, Ledgewood would retain day-to-day operational control over its division, subject to Farmhouse Board approval of material financings, acquisitions, or capital raises. The Company would receive a monthly operating support contribution equal to 1.5% of Ledgewood’s gross revenue, which may be reduced or suspended if the Company’s capital

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

position is bolstered through third-party funding. Ledgewood will have the right to appoint two members to the Company’s Board of Directors, and the Company intends to implement a supervoting structure to mitigate any risks associated with concentrated ownership.

The term sheet is non-binding and subject to the execution of definitive agreements, completion of due diligence, approval by the Company’s Board of Directors, and resolution or refinancing of approximately $5 million in outstanding debt reportedly secured by Ledgewood’s Jamba Juice assets. The Company and Ledgewood are engaged in preliminary discussions, and there can be no assurance that the transaction will be consummated on the terms proposed or at all.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As of December 31, 2024, under the supervision of the Chief Executive Officer, the Company evaluated the effectiveness of these controls and concluded they were not effective due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on an evaluation conducted using the COSO 2013 framework, management concluded that internal control over financial reporting was not effective as of December 31, 2024, due to the following material weaknesses:

•Lack of a defined internal control structure, including the absence of risk assessment, monitoring activities, and controls over key processes such as revenue, purchasing, treasury, taxes, equity, journal entries, and financial close.

•Insufficient accounting resources with SEC reporting and U.S. GAAP expertise, limited segregation of duties, and inadequate review procedures for financial data.

These weaknesses are common among companies of similar size. Subject to securing additional financing, the Company intends to remediate these deficiencies by implementing formal control processes and hiring additional accounting personnel.

Internal controls provide reasonable, but not absolute, assurance against misstatements or fraud. No system can guarantee prevention or detection of all errors or irregularities.

Auditor’s Report on Internal Control Over Financial Reporting

This Report does not include an attestation by the Company’s independent auditors, as permitted for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company’s directors and executive officers as of June 20, 2025:

Name	Position	Age	Date Appointed
Evan Horowitz	Chief Executive Officer, Director	53	January 28, 2014
Michael Landau	Chief Technical Officer, Secretary, Treasurer, Director	53	January 28, 2014
Leslie Katz	Director	63	October 13, 2023
Lanny R. Lang	Chief Financial Officer	66	February 8, 2021

Directors serve one-year terms until the next annual meeting or removal. Officers are appointed by the board and serve at its discretion.

There are no agreements regarding director elections, and no director has held directorships in other SEC-reporting companies in the past five years.

Biographies

Evan Horowitz, age 53, has served as Co-Founder, Chief Executive Officer, and Director since 2014. He manages business development, branding, and strategy, and is a former CEO of multiple technology businesses. Mr. Horowitz is also a co-inventor on two monetized technology patents and studied Mass Communications at the University of California, Berkeley.

Michael Landau, age 53, has served as Co-Founder, Chief Technical Officer, Secretary, Treasurer, and Director since 2014. He oversees the Company’s technology platforms and previously served as CTO of Essociate Inc. Mr. Landau holds a Bachelor of Science degree in Economics and Computer Science from the University of California, Berkeley, and a Juris Doctor from UC Hastings. He is a member of the California Bar.

Leslie Katz, age 63, has served as an Independent Director since 2023. She is an attorney specializing in blockchain, fintech, cybersecurity, and emerging technology law. Ms. Katz is a former Port Commissioner of San Francisco and has been a Partner at Practus LLP since 2022. She holds a Bachelor of Science degree in Psychology from the University of California, Berkeley, and a Juris Doctor from UC Law San Francisco.

Lanny R. Lang, age 66, serves as Chief Financial Officer through Lang Financial Services, Inc. He has over 35 years of experience in CFO roles, SEC reporting, and corporate restructuring. Mr. Lang has been the Principal of Lang Financial Services, Inc. since 1993 and currently serves as CFO of 3Win Corp. and House of Jane, Inc. He previously served as CFO of ORhub, Inc. and Aztore Capital Corp. Mr. Lang holds a Bachelor of Arts degree in Accounting from the University of Northern Iowa.

Board Operations

During 2024 and 2023, the Board acted by written consent without holding formal meetings. The Company does not have separate audit, nominating, or compensation committees; the full Board performs these functions. Audit oversight is shared among the Board, CEO, and CFO.

Board Leadership and Risk Oversight

Evan Horowitz serves as both Chairman and Chief Executive Officer of the Company. The Board believes that combining these roles is appropriate given the Company’s size, stage of development, and limited personnel resources. The Board maintains oversight of significant Company decisions, including strategic transactions, financing matters, and executive appointments.

The Board is also responsible for overseeing the Company’s risk management practices, including cybersecurity risk. While the Company does not maintain a formal risk committee, cybersecurity risk is considered part of the broader enterprise risk profile and is monitored at the management level by the Company’s Chief Technical Officer, who has extensive experience in software infrastructure and systems security.

The Chief Technical Officer is responsible for identifying, assessing, and responding to material risks related to cybersecurity threats. The Company utilizes commercially available security protocols and third-party services to monitor system vulnerabilities and unauthorized access attempts. As of the date of this filing, no material cybersecurity incidents have been identified.

Cybersecurity matters, including risk exposures and mitigation strategies, are reviewed by the Board at least annually, or more frequently if needed. Management reports to the Board any known cybersecurity incidents or material changes in threat posture. Although the Company’s cybersecurity framework is still developing, it continues to assess its needs based on evolving business activities and regulatory requirements.

Director Nomination Process

The Company does not maintain a separate nominating committee. Board candidates are evaluated based on independence, experience, integrity, financial literacy, and availability. Formal diversity criteria have not been adopted.

Significant Employees

The Company does not have significant employees other than its executive officers.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert but intends to appoint one as it grows.

Legal Proceedings

No executive officer or director has been involved in any reportable legal proceedings during the past ten years.

Potential Conflicts of Interest

The Company is not aware of any conflicts involving its officers or directors.

Director Independence

The Company is not subject to exchange listing standards requiring a majority of independent directors. Leslie Katz qualifies as an independent director under OTC Markets guidelines.

Code of Ethics

The Company has not yet adopted a formal Code of Ethics but intends to do so.

Section 16(a) Compliance

Based on its review, the Company believes all Section 16(a) filing requirements applicable to officers, directors, and 10% stockholders were satisfied during 2024.

Family Relationships

There are no family relationships among the Company’s officers or directors.

Shareholder Communications with the Board of Directors

The Company does not currently maintain a formal process for shareholders to communicate with the Board of Directors. While shareholders may send correspondence to the Company’s mailing address, there are no specific procedures in place to ensure that such communications are directed to the Board or any individual director. Additionally, the Company does not have a process for reviewing, screening, or categorizing shareholder communications prior to delivery. The Board may consider establishing a more formal process if shareholder communications become more frequent or material to governance oversight.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation earned by or accrued for the Company’s named executive officers for the fiscal years ended December 31, 2024 and 2023. None of the officers are paid cash salaries; all amounts are accrued and unpaid as of December 31, 2024.

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Evan Horowitz (1)	CEO	2024	85,000	0	9,500	0	0	94,500
		2023	85,000	0	19,000	0	0	104,000
Michael Landau (2)	CTO	2024	85,000	0	9,500	0	0	94,500
		2023	85,000	0	19,000	0	0	104,000
Lanny R. Lang (3)	CFO	2024	0	0	17,900	0	53,000	70,900
		2023	0	0	70,000	0	48,000	118,000

(1)Mr. Horowitz’s salary is accrued and unpaid; stock awards represent vested RSAs.

(2)Mr. Landau’s salary is accrued and unpaid; stock awards represent vested RSAs.

(3)Mr. Lang is compensated through Lang Financial Services, Inc. ("LFSI") and is not a W-2 employee. As of December 31, 2024, the Company owed LFSI $218,000 for services provided since 2021.

Outstanding Equity Awards at Year End

No named executive officer held outstanding equity awards as of December 31, 2024.

Retirement or Similar Benefit Plans

The Company does not maintain retirement plans, deferred compensation plans, or change-in-control arrangements for its executives or directors.

Director Compensation

The following table sets forth information regarding compensation paid or awarded to the Company’s non-employee director for the fiscal year ended December 31, 2024:

Name	Fees Paid ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Leslie Katz	0	2,500	0	2,500

Leslie Katz was appointed to the Board in October 2023 and was granted 200,000 RSAs under the 2021 Omnibus Incentive Plan. Of these shares, 100,000 vested on December 31, 2023, and the remainder vest ratably on a quarterly basis through December 31, 2025.

Additional Information

The Company does not maintain any retirement benefit plans, deferred compensation plans, or severance or change-in-control agreements for its executives or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of June 20, 2025, the Company had 17,925,950 shares of common stock outstanding. The following table sets forth beneficial ownership information for each director, executive officer, and any stockholder known to beneficially own more than 5% of the outstanding shares.

Name and address (*)	Shares Beneficially Owned (1)	Percent of Class (2)

Evan Horowitz, CEO	3,739,272	20.9%
Michael Landau, CTO	3,739,272	20.9%
Leslie Katz, Director (3)	164,166	0.9%
Lanny R. Lang, CFO	551,964	3.1%
All Officers and Directors (4 persons)	8,194,674	45.7%

(*)The address for each beneficial owner listed is 548 Market Street, Suite 90355, San Francisco, CA 94104.

(1)Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares subject to options or other rights exercisable within 60 days of June 20, 2025 are deemed outstanding for purposes of calculating the number of shares and percentage beneficially owned by the person holding such rights but are not deemed outstanding for purposes of calculating the percentage ownership of any other person.

(2)Based on 17,925,950 shares of common stock outstanding as of June 20, 2025.

(3)Includes 1,666 shares owned and 162,500 vested restricted stock awards ("RSAs"). Excludes 37,500 unvested RSAs subject to future vesting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

All related party transactions are subject to Board review and approval under ASC 850 and are documented in the corporate records.  During the year ended December 31, 2024, Company officers advanced a total of $41,758 to the Company. Repayments during the year totaled $1,167, all of which were made through officers’ personal charges to the Company’s credit card; no cash repayments were made.  During the year ended December 31, 2023, Company officers advanced $10,761 to the Company and received repayments totaling $26,685, of which $3,315 were repaid via officers’ personal charges to the Company’s credit card and $23,370 were repaid in cash.

The Company’s Chief Financial Officer is contracted and is not a W-2 employee. During the year ended December 31, 2024 the Company expensed the following for the CFO’s services: $53,000 in compensation ($5,000 of which was paid in cash) and $17,900 in Restricted Stock Awards that vested during the year. During the year ended December 31, 2023 the Company expensed the following for the CFO’s services: $48,000 in compensation and $70,000 in Restricted Stock Awards that vested during the year. As of December 31, 2024 and 2023, the Company owed $218,000 and $170,000, respectively, for services provided since 2021.

On August 12, 2024, the Company entered into an unsecured promissory note with the Company’s Chief Executive Officer in the principal amount of $4,500. The note bears interest at a rate of 20% per annum, calculated based on the actual number of days elapsed over a 365-day year. All unpaid principal and accrued but unpaid interest was due and payable in full on February 12, 2025. The note provides for acceleration of payment upon the occurrence of customary events of default, including the Company’s failure to pay amounts due, insolvency, bankruptcy, or a change of control, as defined in the note. Because the note was issued to the Company’s Chief Executive Officer, it is classified as a related party transaction under applicable accounting standards. Interest expense related to this note was $348 for the year ended December 31, 2024 and accrued interest was $348 as of December 31, 2024.

As of December 31, 2024, officers and directors owned approximately 45.7% of the Company’s common stock. Officers are indemnified for actions taken in their official capacities.

Director Independence

As of the date of this Report, Leslie Katz qualifies as an independent director under OTC Markets guidelines.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes fees billed by Mac Accounting Group & CPAs, LLP:

Service	2024	2023
Audit Fees	$41,500	$35,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$41,500	$35,500

The Company does not have a separate audit committee. The full Board reviews and pre-approves all services performed by the independent auditor.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

1.The Company’s Consolidated Financial Statements are listed under Item 8 of this Report.

2.Financial statement schedules have been omitted as they are either not required, not material, or included in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed or incorporated by reference:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
3.1	Certificate of Incorporation (as filed with Form S-1/A Amendment No. 6 on October 9, 2021)		X
3.2	Amended Articles of Incorporation (as filed with Form S-1/A Amendment No. 6 on October 9, 2021)		X
3.6	Bylaws (as filed with Form S-1/A Amendment No. 6 on October 9, 2021)		X
21.1	List of Subsidiaries (as filed with Form S-1/A Amendment No. 6 on October 9, 2021)		X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act	☒
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act	☒
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	☒

ITEM 16. FORM 10–K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California on June 20, 2025.

By: /s/ Evan Horowitz

Evan Horowitz

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ Evan Horowitz	Chief Executive Officer, Director

/s/ Lanny R. Lang	Chief Financial Officer, Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Michael Landau	Chief Technical Officer, Treasurer, Director

/s/ Leslie Katz	Director