Form 10-Q
period 2025-03-31
FARMHOUSE, INC. /NV
filed 2025-07-22
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
or

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

☐ Yes [X] No

The number of shares of the issuer’s Common Stock outstanding as of July 22, 2025 is 17,925,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, and assumptions and involve risks and uncertainties that could cause actual results to differ materially. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” and similar expressions identify forward-looking statements.

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

FARMHOUSE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

March 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$19,317	$413
Prepaid expenses	7,500	4,200
Total current assets	26,817	4,613

Deposit on Investment	26,175	26,175
Total assets	$52,992	$30,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$47,223	$59,701
Accrued legal fees	10,070	425,625
Accrued payroll and payroll taxes	1,359,932	1,313,896
Accrued liabilities	11,510	37,946
Accrued interest payable	82,815	79,226
Convertible notes payable, in default	45,000	45,000
Notes payable, in default	68,400	85,567
Due to related parties, $4,500 in default	316,079	292,397
Total current liabilities	1,941,029	2,339,358

Long-term liabilities:
Convertible notes payable, long-term	383,100	34,000
Total long-term liabilities	383,100	34,000
Total liabilities	2,324,129	2,373,358

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 17,925,950 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1,793	1,793
Additional paid-in capital	4,428,613	4,425,468
Accumulated deficit	(6,701,543)	(6,769,831)
Total stockholders’ deficit	(2,271,137)	(2,342,570)
Total liabilities and stockholders’ deficit	$52,992	$30,788

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2025	2024

REVENUES
Revenues	$-	$2,261
Costs of revenues	-	(1,131)
Gross margin	-	1,130

OPERATING EXPENSES
General and administrative	67,110	74,180
Professional fees	23,684	29,923
Total operating expenses	90,794	104,103

LOSS FROM OPERATIONS	(90,794)	(102,973)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	174,935	-
Interest expense	(15,853)	(13,098)
Total other income (expense)	159,082	(13,098)

NET INCOME (LOSS)	$68,288	$(116,071)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,925,950	17,325,950

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2025
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2024	17,925,950	$1,793	$4,425,468	$(6,769,831)	$(2,342,570)

Stock-based compensation on RSA's vested	-	-	3,145	-	3,145
Net income	-	-	-	68,288	68,288
Balance at March 31, 2025	17,925,950	$1,793	$4,428,613	$(6,701,543)	$(2,271,137)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(unaudited)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$68,288	$(116,071)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on extinguishment of debt	(174,935)	-
Stock-based compensation on RSA's vested	3,145	15,875
Changes in operating assets and liabilities:
Accounts receivable	-	3,311
Prepaid expenses	(3,300)	3,828
Accounts payable	(4,208)	14,526
Accrued legal fees	9,375	9,479
Accrued payroll and payroll taxes	46,036	46,036
Accrued liabilities	(436)	-
Accrued liabilities related party	12,000	12,000
Accrued interest payable	6,257	3,619
Accrued interest payable related party	222	-
Net cash used in operating activities	(37,556)	(7,397)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of convertible notes payable	45,000	-
Borrowings from related party debt and short-term advances	11,460	7,843
Net cash provided by financing activities	56,460	7,843

NET CHANGE IN CASH	18,904	446
CASH AT BEGINNING OF PERIOD	413	-
CASH AT END OF PERIOD	$19,317	$446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable exchanged for convertible note payable	$8,270	$-
Accrued legal fees exchanged for convertible note payable	$250,000	$-
Accrued liabilities exchanged for convertible note payable	$26,000	$-
Note payable exchanged for convertible note payable	$17,167	$-
Accrued interest exchanged for convertible note payable	$2,663	$-
Repayment of related party short-term advances with credit card	$-	$(660)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

Share Exchange Agreement with Thrown, LLC

On September 10, 2024, the Company entered into a Share Exchange Agreement (“SEA”) with Thrown, LLC (“Thrown”) and its members. Thrown is a beverage company and its initial product is Good Game by T-Pain, a nootropic esports beverage packaged in 2-ounce servings. Under the SEA, the Company will acquire all the membership interests of Thrown in exchange for 5,130,000 newly issued shares of common stock. As of the date of this report, the transaction has not closed, and discussions with Thrown management are ongoing. See Note 3.

Proposed Acquisition of Ledgewood Holdings, LLC

On June 9, 2025, the Company entered into a non-binding term sheet with Ledgewood Holdings, LLC (“Ledgewood”), a multi-unit franchise operator with approximately $31 million in trailing twelve-month revenue. The term sheet contemplates the acquisition of Ledgewood by the Company through the issuance of up to 31,000,000 shares of the Company’s common stock. The term sheet is non-binding and subject to the execution of definitive agreements, and accordingly, as of the date of this report, there can be no assurance that the transaction will be consummated on the terms proposed or at all.

Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2025, the Company incurred a loss from operations of $90,794 and had a stockholders’ deficit of $2,271,137. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as issued by the Financial Accounting Standards Board (“FASB”), and the rules of the SEC applicable to interim financial reporting. They do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company’s 2024 Form 10-K. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. References to the “ASC” refer to the Accounting Standards Codification established by FASB.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Farmhouse Washington and DTLA, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Significant estimates include, but are not limited to, the valuation of convertible debt and stock-based compensation, deferred tax assets and associated valuation allowances, and fair value measurements. Actual results could differ materially from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking and savings accounts and highly liquid investments with original maturities of three months or less at the time of purchase. The Company had no cash equivalents as of March 31, 2025 or December 31, 2024.

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurements, for assets and liabilities measured at fair value on a recurring or nonrecurring basis. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants. The three-tier hierarchy prioritizes inputs used in valuation techniques: Level 1 (quoted prices in active markets), Level 2 (observable inputs other than quoted prices), and Level 3 (unobservable inputs). The Company’s financial instruments, including cash, accounts payable, and notes payable, are recorded at cost, which approximates fair value due to their short-term maturities.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, by evaluating contracts under the five-step model: (1) identify the contract, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue as performance obligations are satisfied.

The Company generated no revenue for the three months ended March 31, 2025. In prior periods, the Company generated immaterial revenue from license fees under NFT licensing agreements. The Company’s performance obligation was met when the licensee was granted access to the NFTs. As discussed in Note 1, the Company does not expect to generate future revenue from these agreements.

Related Party Transactions

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. Transactions with related parties are identified and evaluated for appropriate disclosure and accounting. See Note 6.

Commitments and Contingencies

The Company evaluates commitments and contingencies in accordance with ASC 450, Contingencies. Liabilities are accrued when the loss is probable and reasonably estimable. Legal costs are expensed as incurred. See Note 10.

Segment Reporting

In accordance with ASC 280, Segment Reporting, the Company operates in a single reportable segment. The Chief Financial Officer is the Chief Operating Decision Maker. The CODM reviews financial performance based on consolidated operating results, including revenue, gross profit, and net loss. No disaggregated operating results are regularly reviewed below the consolidated level, and no discrete segment-level information is maintained. To date the Company has generated all revenues from third parties located in the United States and all of the Company’s assets are located in the United States.

Net Income (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the effect of potentially dilutive securities such as stock options and convertible instruments but are excluded when the effect would be anti-dilutive. As of March 31, 2025 and 2024 the Company had convertible notes outstanding, however, certain events that would trigger, or allow for, conversion had not yet occurred; therefore as of those dates the Company had no potentially dilutive securities.

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718, Compensation – Stock Compensation. Equity awards, including restricted stock awards (“RSAs”), are measured at fair value on the grant date and expensed over the requisite service period. The fair value of RSAs is based on the closing price of the Company’s common stock on the date of grant. Stock option valuation, when applicable, is based on the Black-Scholes option pricing model. See Note 9.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Subsequent Events

The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company assesses events occurring after the balance sheet date but before the financial statements are issued to determine whether such events should be recognized in the financial statements or disclosed in the notes. See Note 11.

Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements by the Financial Accounting Standards Board, including those not yet effective, and does not expect any of these standards to have a material impact on its unaudited interim condensed consolidated financial statements or related disclosures.

NOTE 3 – DEPOSIT ON INVESTMENT

As discussed in Note 1, the Company entered into a Share Exchange Agreement with Thrown, LLC and its members for a proposed acquisition of all membership interests of Thrown, a beverage company whose initial product is Good Game by T-Pain, a nootropic functional esports beverage. Pursuant to the SEA, the Company issued 187,500 shares to Thrown as an equity deposit at an agreed value of $75,000. The fair market value of the stock on the issuance date, based on the closing price on the OTCQB market, was $0.1396 per share, or approximately $26,175.

Because the closing conditions had not been satisfied as of March 31, 2025, control of Thrown had not transferred under ASC 805. Therefore, the Company recorded the fair value of the shares issued as a Deposit for Investment. This deposit represents an advance made in anticipation of completing the acquisition. As of the date of this report, the transaction had not closed and discussions with Thrown management regarding closing conditions remain ongoing. If the transaction does not close, the shares will be treated as a break-up fee and charged to expense.

NOTE 4 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

Convertible notes payable is comprised of a promissory note issued to an unrelated individual with a principal amount of $45,000 as of March 31, 2025 and December 31, 2024. Principal and accrued interest were originally due in July 2018, and the note is currently in default. The note bears interest at a rate of 18% per annum, accrues monthly, and is unsecured.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Interest expense related to the convertible note was $1,998 and $2,019 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest was $62,515 and $60,517 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable is comprised of the following:

	March 31, 2025	December 31, 2024
Loan agreement with an unaffiliated individual, interest at 6% per annum, due December 16, 2021. In default.	$50,000	$50,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	5,000	5,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	5,000	5,000
Note payable to unaffiliated individual, interest at 12% per annum, due January 2, 2025. (1)	-	11,667
Note payable to unaffiliated individual, interest at 20% per annum, due February 9, 2025. (1)	-	5,500
Note payable to unaffiliated individual, interest at 20% per annum, due March 30, 2025. In default	8,400	8,400
Total Notes Payable	$68,400	$85,567

(1)Note payable converted into a Series 2025 Note. See Note 7.

In 2021, the Company entered into a loan agreement with an unaffiliated individual (the “Lender”) for borrowings up to $75,000 and received a first advance of $50,000. Borrowings under this loan are senior in priority to any other indebtedness of the Company. The Company’s Chief Executive Officer personally and unconditionally guaranteed repayment of the loan. As of the date of this report, the note remains unpaid and is in default.

Except for the $50,000 note discussed in the paragraph above, each of the notes to unaffiliated individuals bear interest at the stated annual rate, calculated based on the actual number of days elapsed over a 365-day year. All notes are unsecured and provide for acceleration of payment upon the occurrence of customary events of default, including non-payment, insolvency, bankruptcy, or a change of control of the Company. The notes have not been registered under the Securities Act of 1933, as amended, and the holders have represented that they are acquiring the notes for investment purposes only and not with a view to distribution.

On March 31, 2025, two notes in the principal amounts of $11,667 and $5,500, together with accrued interest of $1,733 and $705, respectively, were converted into new Series 2025 10% Mandatorily Convertible Notes. See Note 7.

Interest expense on notes payable was $2,953 and $748 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest was $14,084 and $13,569 as of March 31, 2025 and December 31, 2024, respectively.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 6 – DUE TO RELATED PARTIES

Due to related parties is comprised of the following:

	March 31, 2025	December 31, 2024
Loans from Company officers	$81,009	$69,549
Accrued liability to contracted CFO	230,000	218,000
Note Payable to Officer, in default	4,500	4,500
Accrued interest on Note Payable to Officer	570	348
Total Due to Related Parties	$316,079	$292,397

As of March 31, 2025 and December 31, 2024, loans from Company officers totaled $81,009 and $69,549, respectively. These amounts represent cash advances made by Company officers to fund operating expenses and direct payments made by Company officers on behalf of the Company. All amounts due to related parties are non-interest bearing and unsecured. For the three months ended March 31, 2025, Company officers advanced a total of $11,460 to the Company. For the three months ended March 31, 2024, Company officers advanced $7,843 and were repaid $660 through personal charges to the Company’s credit card.

The Company’s Chief Financial Officer is engaged under a consulting arrangement and is not a W-2 employee. The Company recognized $12,000 in compensation expense for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, accrued but unpaid fees totaled $230,000 and $218,000, respectively, for services provided since 2021.

On August 12, 2024, the Company entered into an unsecured promissory note with the Company’s Chief Executive Officer in the principal amount of $4,500. The note bears interest at a rate of 20% per annum, calculated based on the actual number of days elapsed over a 365-day year. All unpaid principal and accrued but unpaid interest was due and payable in full on February 12, 2025. The note provides for acceleration of payment upon the occurrence of customary events of default, including the Company’s failure to pay amounts due, insolvency, bankruptcy, or a change of control, as defined in the note. Because the note was issued to the Company’s Chief Executive Officer, it is classified as a related party transaction under applicable accounting standards. As of the date of this report, the note remains unpaid and is in default.

Interest expense related to the CEO note was $222 and zero for the three months ended March 31, 2025 and 2024, respectively. Accrued interest was $570 and $348 as of March 31, 2025 and December 31, 2024, respectively.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES PAYABLE – LONG-TERM

Convertible notes payable – long-term is comprised of the following:

	March 31, 2025	December 31, 2024
Series 2023 Notes
Note payable to unaffiliated individual, interest at 10% per annum, $25,000 due June 1, 2026 and $4,000 due September 30, 2026.	$29,000	$29,000
Note payable to unaffiliated individual, interest at 10% per annum, due October 2, 2026.	5,000	5,000
Series 2025 Notes		-
Note payable to unaffiliated individual, interest at 10% per annum, due February 24, 2028.	10,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 18, 2028. (1)	61,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028. (2)	6,200	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028. (2)	13,400	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028. (3)	250,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028. (4)	8,500	-
Total Convertible Notes Payable – Long-term	$383,100	$34,000

See narrative below under The Series 2025 Notes related to these footnotes:

(1)Represents partial conversion of accrued liability.

(2)Represents conversion of existing promissory note.

(3)Represents conversion of accrued legal fees and finance charges.

(4)Represents conversion of existing accounts payable to individual.

The Series 2023 Notes

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

Interest expense related to the Series 2023 Notes was $840 and $851 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest was $5,981 and $5,141 as of March 31, 2025 and December 31, 2023, respectively.

The Series 2025 Notes

For the three months ended March 31, 2025, the Company raised an additional $45,000 under the aforementioned offering. These new notes are designated as Series 2025 10% Mandatorily Convertible Notes (the “Series 2025 Notes”). The Series 2025 Notes are identical in all respects to the Series 2023 Notes except they convert at 50% of the offering price, or if the Company’s common stock trades at or above $1.00 per share ($0.50 per share for the March 18 Note) for ten consecutive trading days, in which case they convert at 50% of the closing price on the tenth day. Proceeds from the Series 2025 Notes are being used for general corporate purposes.

On February 24, 2025, the Company issued a Series 2025 Note in the principal amount of $10,000 to an individual investor.

On March 18, 2025, the Company issued a Series 2025 Note in the principal amount of $61,000 to an individual investor. The principal amount includes $26,000 of previously accrued liabilities for services rendered, which was exchanged in accordance with a liability conversion agreement executed on the same date. The remaining $35,000 represents new cash proceeds received by the Company. Upon execution of the Series 2025 Note, the previously recorded liability was extinguished and reclassified as part of the convertible debt obligation.

On April 25, 2025, the Board approved the exchange of certain outstanding liabilities into Series 2025 Notes, effective as of March 31, 2025. These include the following:

•A promissory note with a principal and accrued interest balance of $6,205, was exchanged for a new Series 2025 Note in the face amount of $6,200. The Company recorded a gain on extinguishment of debt of $5 for the three months ended March 31, 2025 upon the exchange.

•Outstanding accrued legal fees and finance charges totaling $424,930 were exchanged for a new Series 2025 Note in the face amount of $250,000. The Company recorded a gain on extinguishment of debt of $174,930 for the three months ended March 31, 2025 upon the exchange.

•An outstanding and overdue accounts payable of $8,270 and accrued interest of $230 was exchanged for a new Series 2025 Note in the face amount of $8,500.

•A promissory note with a principal balance of $11,667 and accrued interest balance of $1,733, was exchanged for a new Series 2025 Note in the face amount of $13,400.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Interest expense related to the Series 2025 Notes was $234 and zero for the three months ended March 31, 2025 and 2024, respectively. Accrued interest was $234 as of March 31, 2025.

Subsequent to March 31, 2025, there were additional issuances of Series 2025 Notes. See Note 11.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Board of Directors has the authority, in its sole discretion, to establish series of preferred stock and to fix the par value, dividend rates, designations, preferences, privileges, and restrictions of each series. No shares of preferred stock were issued or outstanding as of March 31, 2025 or December 31, 2024.

As of March 31, 2025, the Company had not reserved any shares of common stock for future issuance. While the Company is required to reserve shares to satisfy potential conversions of its outstanding convertible note payable (see Note 4) and Series 2023 and Series 2025 Notes (see Note 8), those instruments were not convertible as of March 31, 2025. The number of shares issuable upon conversion is not currently determinable and will depend on future events, including pricing triggers specified in the respective agreements.

There were no common stock transactions during the three months ended March 31, 2025 and 2024.

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

Restricted stock awards are issued at fair market value on the grant date and typically vest in monthly or quarterly installments, subject to continued service. Stock-based compensation for RSAs is recognized on a straight-line basis over the vesting period.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Restricted Stock Awards

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, recognizing expense based on the grant-date fair value of awards over the requisite service period. All awards were in the form of Restricted Stock Awards granted under the 2021 Omnibus Incentive Plan. RSAs are valued based on the closing price of the Company’s common stock on the OTCQB market on the date of grant, and expense is recognized as the shares vest. No stock options or other equity instruments were granted during the periods presented.

The following table summarizes RSA activity for the periods presented:

	Number of RSAs	Weighted Average Grant Date Fair Value
Balance as of January 1, 2025	220,000	$0.076
Awarded	-	$-
Vested	42,500	$0.074
Forfeited	-	$-
Balance as of March 31, 2025	177,500	$0.077

Stock-based compensation expense recognized was $3,145 for the three months ended March 31, 2025. As of March 31, 2025, the Company had $13,635 of unrecognized compensation expense related to non-vested RSAs, which is expected to be recognized over a weighted-average remaining period of approximately 1.18 years. Estimated expense recognition is $9,435 for the remainder of 2025 and $4,200 in 2026.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

As of the date of this report, there were no subsequent events requiring adjustment or disclosure, except as noted below or disclosed elsewhere in these consolidated financial statements.

The Series 2025 Notes

As discussed in Note 7, the Company authorized new Series 2025 Notes under a previous Convertible Promissory Note Offering. The following Series 2025 Notes have been issued under this offering subsequent to March 31, 2025:

•$25,000 issued to an unrelated individual on April 16, 2025.

•$25,000 issued to the spouse of a Company director on April 18, 2025. This note was issued on the same terms as those offered to unaffiliated investors and was executed on an arm’s length basis.

•$12,500 issued to an unrelated individual on April 21, 2025.

•$12,500 issued to an unrelated individual on April 28, 2025.

•$10,000 issued to an unrelated individual on June 23, 2025.

Proposed Acquisition of Ledgewood Holdings, LLC

As discussed in Note 1, on June 9, 2025, the Company entered into a non-binding term sheet with Ledgewood Holdings, LLC (“Ledgewood”), a multi-unit franchise operator with approximately $31 million in trailing twelve-month revenue. The term sheet contemplates the acquisition of Ledgewood by the Company through the issuance of up to 31,000,000 shares of the Company’s common stock. The term sheet is non-binding and subject to the execution of definitive agreements, and accordingly, as of the date of this report, there can be no assurance that the transaction will be consummated on the terms proposed or at all.

Restricted Stock Award Issuances

On July 16, 2025, the Board of Directors of the Company approved the issuance of a Restricted Stock Award (“RSA”) under the Company’s 2021 Omnibus Incentive Plan to Lang Financial Services, Inc. (“LFSI”), an entity controlled by the Company’s Chief Financial Officer. The RSA consists of 400,000 shares of the Company’s common stock and was granted in recognition of the CFO’s continued service and increased responsibilities related to audit preparation, SEC filings, and support for proposed merger and acquisition transactions. The shares are subject to the terms and conditions of the Company’s 2021 OIP and the applicable RSA agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied in these forward-looking statements due to various factors in our Form 10-K and other filings with the Securities and Exchange Commission.

Overview

We are a Nevada corporation focused on technology and brand development. We operate through our wholly owned subsidiaries, including Farmhouse Washington and Farmhouse DTLA, Inc. We hold a portfolio of intellectual property assets, including domains and assorted trademarks. We are currently focused on strategic acquisitions to leverage our public company platform and enhance shareholder value.

Share Exchange Agreement with Thrown, LLC

On September 10, 2024, we entered into a Share Exchange Agreement (“SEA”) with Thrown, LLC (“Thrown”) and its members. Thrown is a beverage company and its initial product is Good Game by T-Pain, a nootropic esports beverage packaged in 2-ounce servings. Under the SEA, the Company will acquire all the membership interests of Thrown in exchange for 5,130,000 newly issued shares of common stock. As of the date of this report, the transaction has not closed, and discussions with Thrown management are ongoing.

Proposed Acquisition of Ledgewood Holdings, LLC

On June 9, 2025, we entered into a non-binding term sheet with Ledgewood Holdings, LLC (“Ledgewood”), a multi-unit franchise operator with approximately $31 million in trailing twelve-month revenue. The term sheet contemplates the acquisition of Ledgewood through the issuance of up to 31,000,000 shares of our common stock. The term sheet is non-binding and subject to the execution of definitive agreements. As of the date of this report, there can be no assurance that the transaction will be consummated on the terms proposed or at all.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024.

Revenue. Revenue for the three months ended March 31, 2025 was zero, compared to $2,261 in revenues for the same period in 2024, which were generated from license fees under NFT licensing agreements. We do not expect to generate future revenue from these agreements.

Operating Expenses. Total operating expenses for the three months ended March 31, 2025, were $90,794, compared to $104,103 for the same period in 2024, as shown below.

For the three months ended March 31,	2025	2024

Accounting and professional fees	$23,684	$29,923
Wages and benefits	46,036	55,536
Consulting fees	625	1,625
Public company related and filing fees	6,164	4,825
Other general and administrative expenses	14,285	12,194
	$90,794	$104,103

The decrease in accounting and professional fees and wages and consulting categories was primarily due to higher stock-based compensation costs recognized in the three months ended March 31, 2024 as compared to the three months ended March 31, 2025. The increase in public company and filing fees and other general and administrative expenses was due to the general increase in costs and inflation under the normal course of business.

Gain on Extinguishment of Debt. On March 31, 2025, accrued legal fees and finance charges totaling $424,930 were converted into a new Series 2025 Note in the face amount of $250,000. We recorded a gain on extinguishment of debt of $174,930 upon the conversion.

Interest Expense. Interest expense increased slightly for the three months ended March 31, 2025, compared to the same period in 2024, due to new borrowings.

Net Income/Loss. Net income for the three months ended March 31, 2025, was $68,288, compared to a net loss of $116,071 for the same period in 2024. The gain on extinguishment of debt of $174,935 attributed to the net income for the three months ended March 31, 2025. Additionally, there was reduced stock-based compensation costs during the three months ended March 31, 2025, as mentioned above.

Liquidity and Capital Resources

Cash Flow and Working Capital

We had $19,317 and $413 in cash as of March 31, 2025 and December 31, 2024, respectively. Our working capital deficit was $ 1,914,212 as of March 31, 2025, compared to $2,334,745 as of December 31, 2024. We continue to experience limited access to capital and expect that additional financing will be necessary to fund our operations. Market conditions for microcap companies remain challenging, making it difficult to secure favorable terms. Our history of operating losses and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Although we are actively seeking to obtain additional capital, there can be no assurance that such financing will be available on acceptable terms, or at all.

Cash Flow from Financing Activities

We have historically funded our operations primarily through related party advances, private placements, and the issuance of debt. For the three months ended March 31, 2025, we raised an additional $45,000 with the following funding transactions:

•On February 24, 2025, we issued a Series 2025 Note in the principal amount of $10,000 to an individual investor.

•On March 18, 2025, we issued a Series 2025 Note in the principal amount of $61,000 to an individual investor. The principal amount includes $26,000 of previously accrued liabilities for services rendered, which was exchanged in accordance with a liability conversion agreement executed on the same date. The remaining $35,000 represents new cash proceeds.

Reference is made to Notes 7 to the interim condensed consolidated financial statements included under Item 1 of this Report for additional information.

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

Subsequent Event Financing

Subsequent to March 31, 2025, we raised an additional $85,000 with the following funding transactions

•$25,000 issued to an unrelated individual on April 16, 2025.

•$25,000 issued to the spouse of a Company director on April 18, 2025. This note was issued on the same terms as those offered to unaffiliated investors and was executed on an arm’s length basis.

•$12,500 issued to an unrelated individual on April 21, 2025.

•$12,500 issued to an unrelated individual on April 28, 2025.

•$10,000 issued to an unrelated individual on June 23, 2025.

Proceeds are being used for general corporate purposes, including working capital and operational expenses. Reference is made to Note 11 to the interim condensed consolidated financial statements included under Item 1 of this Report for additional information. These financings are not expected to materially change our financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that our disclosure controls and procedures were not effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness

Our controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. Because of inherent limitations, no control system can prevent all errors or fraud.

PART II – OTHER INFORMATION

None.

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, there were no material pending legal proceedings against us, and we do not believe the outcome of any current claims or legal proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2025, we were in default under the following promissory notes:

•a $45,000 convertible note issued to an unrelated individual which matured in July 2018.

•a $50,000 loan with an unrelated individual in 2021 which matured in December 2021.

•a $5,000 note issued to an unrelated individual which matured in October 2024.

•a $5,000 note issued to an unrelated individual which matured in October 2024.

•a $4,500 related party note issued to our Chief Executive Officer which matured on February 12, 2025.

•a $8,400 note issued to GSB Holdings, LLC which matured on March 30, 2025.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on July 22, 2025.

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