Form 10-Q
period 2025-06-30
FARMHOUSE, INC. /NV
filed 2025-08-14
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
or

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

☐ Yes [X] No

The number of shares of the issuer’s Common Stock outstanding as of August 13, 2025 is 17,925,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the six months ended June 30, 2025 (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, and assumptions and involve risks and uncertainties that could cause actual results to differ materially. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” and similar expressions identify forward-looking statements.

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

FARMHOUSE, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

June 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$12,958	$413
Prepaid expenses	9,186	4,200
Total current assets	22,144	4,613

Deposit on Investment	26,175	26,175
Total assets	$48,319	$30,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,891	$59,701
Accrued legal fees	10,070	425,625
Accrued payroll and payroll taxes	1,405,968	1,313,896
Accrued liabilities	11,510	37,946
Accrued interest payable	96,693	79,226
Convertible notes payable, in default	45,000	45,000
Notes payable, in default	68,400	85,567
Due to related parties, $4,500 in default	313,853	292,397
Total current liabilities	1,980,385	2,339,358

Long-term liabilities:
Convertible notes payable, long-term	443,100	34,000
Convertible notes payable to related party, long-term	25,000
Total long-term liabilities	468,100	34,000
Total liabilities	2,448,485	2,373,358

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 17,925,950 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1,793	1,793
Additional paid-in capital	4,431,758	4,425,468
Accumulated deficit	(6,833,717)	(6,769,831)
Total stockholders’ deficit	(2,400,166)	(2,342,570)
Total liabilities and stockholders’ deficit	$48,319	$30,788

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,			For the six months ended June 30,
	2025		2024	2025	2024

REVENUES
Revenues	$		$1,893	$-	$4,154
Costs of revenues			(744)	-	(1,874)
Gross margin		-	1,149	-	2,280
OPERATING EXPENSES
General and administrative		63,893	77,689	131,003	151,870
Professional fees		53,665	49,119	77,349	79,042
Total operating expenses		117,558	126,808	208,352	230,912

LOSS FROM OPERATIONS		(117,558)	(125,659)	(208,352)	(228,632)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt		-	-	174,935	-
Interest expense		(14,616)	(13,460)	(30,469)	(26,558)
Total other income (expense)		(14,616)	(13,460)	144,466	(26,558)

NET LOSS		$(132,174)	$(139,119)	$(63,886)	$(255,190)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.01)	$(0.01)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		17,925,950	17,408,148	17,925,950	17,339,743

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the six months ended June 30, 2025
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2024	17,925,950	$1,793	$4,425,468	$(6,769,831)	$(2,342,570)

Stock-based compensation on RSA's vested	-	-	3,145	-	3,145
Net income	-	-	-	68,288	68,288
Balance at March 31, 2025	17,925,950	1,793	4,428,613	(6,701,543)	(2,271,137)

Stock-based compensation on RSA's vested	-	-	3,145	-	3,145
Net loss	-	-	-	(132,174)	(132,174)
Balance at June 30, 2025	17,925,950	$1,793	$4,431,758	$(6,833,717)	$(2,400,166)

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the six months ended June 30, 2024
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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(63,886)	$(255,190)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on extinguishment of debt	(174,935)	-
Stock-based compensation on RSA's vested	6,290	35,790
Changes in operating assets and liabilities:
Accounts receivable	-	2,560
Prepaid expenses	(4,986)	(210)
Accounts payable	(23,108)	17,120
Accrued legal fees	9,375	18,958
Accrued payroll and payroll taxes	92,072	92,072
Accrued liabilities	(436)	755
Accrued liabilities related party	24,000	24,000
Accrued interest payable	20,135	7,601
Accrued interest payable related party	960	-
Net cash used in operating activities	(114,519)	(56,544)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,000
Proceeds from issuance of convertible notes payable	105,000	10,000
Proceeds from issuance of convertible notes payable - related party	25,000	-
Proceeds from related party loans and advances	13,084	23,562
Repayment of related party loans and advances	(16,020)	-
Net cash provided by financing activities	127,064	58,562

NET CHANGE IN CASH	12,545	2,018
CASH AT BEGINNING OF PERIOD	413	-
CASH AT END OF PERIOD	$12,958	$2,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable exchanged for convertible note payable	$8,270	$-
Accrued legal fees exchanged for convertible note payable	$250,000	$-
Accrued liabilities exchanged for convertible note payable	$26,000	$-
Note payable exchanged for convertible note payable	$17,167	$-
Accrued interest exchanged for convertible note payable	$2,663	$-
Repayment of related party short-term advances with credit card	$568	$1,167

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Potential Crypto Treasury Strategy

In addition to pursuing strategic acquisitions such as those previously disclosed with Thrown, LLC and Ledgewood Holdings, LLC, management is evaluating potential treasury and capital management strategies involving digital assets, including Bitcoin. The Company has engaged in preliminary discussions with multiple parties, including cryptocurrency financing and investment platforms, regarding possible structures to implement such a strategy. These discussions are exploratory in nature, and no binding agreements or definitive plans have been reached. There can be no assurance that any such strategy will be pursued or implemented, or that it will generate the anticipated benefits.

Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2025, the Company incurred a loss from operations of $208,352 and had a stockholders’ deficit of $2,400,166. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

June 30, 2025

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking and savings accounts and highly liquid investments with original maturities of six months or less at the time of purchase. The Company had no cash equivalents as of June 30, 2025 or December 31, 2024.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The Company generated no revenue for the six months ended June 30, 2025. In prior periods, the Company generated immaterial revenue from license fees under NFT licensing agreements. The Company’s performance obligation was met when the licensee was granted access to the NFTs. As discussed in Note 1, the Company does not expect to generate future revenue from these agreements.

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

Net Income (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the effect of potentially dilutive securities such as stock options and convertible instruments but are excluded when the effect would be anti-dilutive. As of June 30, 2025 and 2024 the Company had convertible notes outstanding, however, certain events that would trigger, or allow for, conversion had not yet occurred; therefore as of those dates the Company had no potentially dilutive securities.

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

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

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

Because the closing conditions had not been satisfied as of June 30, 2025, control of Thrown had not transferred under ASC 805. Therefore, the Company recorded the fair value of the shares issued as a Deposit for Investment. This deposit represents an advance made in anticipation of completing the acquisition. As of the date of this report, the transaction had not closed and discussions with Thrown management regarding closing conditions remain ongoing. If the transaction does not close, the shares will be treated as a break-up fee and charged to expense.

NOTE 4 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

Convertible notes payable is comprised of a promissory note issued to an unrelated individual with a principal amount of $45,000 as of June 30, 2025 and December 31, 2024. Principal and accrued interest were originally due in July 2018, and the note is currently in default. The note bears interest at a rate of 18% per annum, accrues monthly, and is unsecured.

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

Interest expense related to the convertible note was $4,017 and $4,040 for the six months ended June 30, 2025 and 2024, respectively, and $2,019 and $2,021 for the three months ended June 30, 2025 and 2024, respectively. Accrued interest was $64,534 and $60,517 as of June 30, 2025 and December 31, 2024, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable is comprised of the following:

	June 30, 2025	December 31, 2024
Loan agreement with an unaffiliated individual, interest at 6% per annum, due December 16, 2021. In default.	$50,000	$50,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	5,000	5,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	5,000	5,000
Note payable to unaffiliated individual, interest at 12% per annum, due January 2, 2025. (1)	-	11,667
Note payable to unaffiliated individual, interest at 20% per annum, due February 9, 2025. (1)	-	5,500
Note payable to unaffiliated individual, interest at 20% per annum, due March 30, 2025. In default	8,400	8,400
Total Notes Payable	$68,400	$85,567

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

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

Interest expense on notes payable was $4,618 and $1,858 for the six months ended June 30, 2025 and 2024, respectively, and $1,666 and $1,110 for the three months ended June 30, 2025 and 2024, respectively. Accrued interest was $15,750 and $13,569 as of June 30, 2025 and December 31, 2024, respectively.

NOTE 6 – DUE TO RELATED PARTIES

Due to related parties is comprised of the following:

	June 30, 2025	December 31, 2024
Loans from Company officers	$66,045	$69,549
Accrued liability to contracted CFO	242,000	218,000
Note Payable to Officer, in default	4,500	4,500
Accrued interest on related party notes	1,308	348
Total due to related parties – current	313,853	292,397

Convertible note payable to related party – long term (see Note 7)	25,000	-
Total due to related parties – long-term	25,000	-
Total due to related parties	$338,339	$292,397

As of June 30, 2025 and December 31, 2024, loans from Company officers totaled $66,045 and $69,549, respectively. These amounts represent cash advances made by Company officers to fund operating expenses and direct payments made by Company officers on behalf of the Company. All amounts due to related parties are non-interest bearing and unsecured. For the six months ended June 30, 2025, Company officers advanced a total of $13,084 to the Company and were repaid $16,020 in cash and $568 through personal charges to the Company’s credit card. For the six months ended June 30, 2024, Company officers advanced $23,562 and were repaid $1,167 through personal charges to the Company’s credit card.

The Company’s Chief Financial Officer is engaged under a consulting arrangement and is not a W-2 employee. The Company recognized $24,000 in compensation expense for the six months ended June 30, 2025 and 2024 and $12,000 in compensation expense for the three months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, accrued but unpaid fees totaled $242,000 and $218,000, respectively, for services provided since 2021.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

On August 12, 2024, the Company entered into an unsecured promissory note with the Company’s Chief Executive Officer in the principal amount of $4,500. The note bears interest at a rate of 20% per annum, calculated based on the actual number of days elapsed over a 365-day year. All unpaid principal and accrued but unpaid interest was due and payable in full on February 12, 2025. The note provides for acceleration of payment upon the occurrence of customary events of default, including the Company’s failure to pay amounts due, insolvency, bankruptcy, or a change of control, as defined in the note. Because the note was issued to the Company’s Chief Executive Officer, it is classified as a related party transaction under applicable accounting standards. As of the date of this report, the note remains unpaid and is in default. Interest expense on this note was $446 and zero for the six months ended June 30, 2025 and 2024, respectively, and $224 and zero for the three months ended June 30, 2025 and 2024, respectively.

On April 18, 2025, the Company issued a Series 2025 Note, as described in Note 7, for $25,000 cash to the spouse of a Company director. The note is due April 18, 2028. The note is considered a related party transaction but was issued on the same terms as those offered to unaffiliated investors and was executed on an arm’s length basis.

Interest expense on this note was $514 and zero for the six months ended June 30, 2025 and 2024, respectively, and $514 and zero for the three months ended June 30, 2025 and 2024, respectively. Accrued interest on related party notes was $1,308 and $348 as of June 30, 2025 and December 31, 2024, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – LONG-TERM

Convertible notes payable – long-term is comprised of the following:

	June 30, 2025	December 31, 2024
Series 2023 Notes
Note payable to unaffiliated individual, interest at 10% per annum, $25,000 due June 1, 2026 and $4,000 due September 30, 2026.	$29,000	$29,000
Note payable to unaffiliated individual, interest at 10% per annum, due October 2, 2026.	5,000	5,000
Series 2025 Notes		-
Note payable to unaffiliated individual, interest at 10% per annum, due February 24, 2028.	10,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 18, 2028. (1)	61,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028. (2)	6,200	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028. (2)	13,400	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028. (3)	250,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028. (4)	8,500	-
Note payable to unaffiliated individual, interest at 10% per annum, due April 16, 2028.	25,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due April 21, 2028.	12,500	-
Note payable to unaffiliated individual, interest at 10% per annum, due April 28, 2028.	12,500	-
Note payable to unaffiliated individual, interest at 10% per annum, due June 23, 2028.	10,000	-
Total Convertible Notes Payable – Long-term	$443,100	$34,000

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

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

Interest expense related to the Series 2023 Notes was $1,694 and $1,703 for the six months ended June 30, 2025 and 2024, respectively, and $854 and $851 for the three months ended June 30, 2025 and 2024. Accrued interest on the Series 2023 Notes was $6,835 and $5,141 as of June 30, 2025 and December 31, 2024, respectively.

The Series 2025 Notes

For the six months ended June 30, 2025, the Company raised additional funding under the aforementioned offering. These new notes are designated as Series 2025 10% Mandatorily Convertible Notes (the “Series 2025 Notes”). The Series 2025 Notes are identical in all respects to the Series 2023 Notes except they convert at 50% of the offering price, or if the Company’s common stock trades at or above $1.00 per share ($0.50 per share for the March 18 Note) for ten consecutive trading days, in which case they convert at 50% of the closing price on the tenth day. Proceeds from the Series 2025 Notes are being used for general corporate purposes.

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

On April 25, 2025, the Board approved the exchange of certain outstanding liabilities into Series 2025 Notes, effective as of March 31, 2025. These include the following:

•A promissory note with a principal and accrued interest balance of $6,205, was exchanged for a new Series 2025 Note in the face amount of $6,200. The Company recorded a gain on extinguishment of debt of $5 for the six months ended June 30, 2025 upon the exchange.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

•Outstanding accrued legal fees and finance charges totaling $424,930 were exchanged for a new Series 2025 Note in the face amount of $250,000. The Company recorded a gain on extinguishment of debt of $174,930 for the six months ended June 30, 2025 upon the exchange.

•An outstanding and overdue accounts payable of $8,270 and accrued interest of $230 was exchanged for a new Series 2025 Note in the face amount of $8,500.

•A promissory note with a principal balance of $11,667 and accrued interest balance of $1,733, was exchanged for a new Series 2025 Note in the face amount of $13,400.

The following Series 2025 Notes were issued for cash during the six months ended June 30, 2025

•$10,000 issued to an unrelated individual on February 24, 2025.

•$25,000 issued to an unrelated individual on April 16, 2025.

•$12,500 issued to an unrelated individual on April 21, 2025.

•$12,500 issued to an unrelated individual on April 28, 2025.

•$10,000 issued to an unrelated individual on June 23, 2025.

Interest expense related to the Series 2025 Notes was $9,574 for the six months ended June 30, 2025 and $9,340 the three months ended June 30, 2025. Accrued interest on the Series 2025 Notes was $9,574 and zero as of June 30, 2025 and December 31, 2024, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Board of Directors has the authority, in its sole discretion, to establish series of preferred stock and to fix the par value, dividend rates, designations, preferences, privileges, and restrictions of each series. No shares of preferred stock were issued or outstanding as of June 30, 2025 or December 31, 2024.

As of June 30, 2025, the Company had not reserved any shares of common stock for future issuance. While the Company is required to reserve shares to satisfy potential conversions of its outstanding convertible note payable (see Note 4) and Series 2023 and Series 2025 Notes (see Note 8), those instruments were not convertible as of June 30, 2025. The number of shares issuable upon conversion is not currently determinable and will depend on future events, including pricing triggers specified in the respective agreements.

There were no common stock transactions during the six months ended June 30, 2025. The Company had 17,925,950 shares issued and outstanding as of June 30, 2025.

Common stock transactions for the six months ended June 30, 2024 were as follows:

•On May 17, 2024, the Board granted Restricted Stock Awards (“RSAs”) totaling 340,000 shares of common stock under the 2021 OIP.

•On May 28, 2024, the Company issued 62,500 shares of common stock to an unrelated third party in connection with a Subscription Agreement priced at $0.40 per share for cash proceeds of $25,000.

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

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

The following table summarizes RSA activity for the periods presented:

	Number of RSAs	Weighted Average Grant Date Fair Value
Balance as of January 1, 2025	220,000	$0.076
Awarded	-	$-
Vested	85,000	$0.074
Forfeited	-	$-
Balance as of June 30, 2025	135,000	$0.078

Stock-based compensation expense was $6,290 and $35,790 for the six months ended June 30, 2025 and 2024, respectively, and $3,145 and $19,915 for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had $10,490 of unrecognized compensation expense related to non-vested RSAs, which is expected to be recognized over a weighted-average remaining period of approximately 0.93 years. Expense recognition is expected to be $6,290 for the remainder of 2025 and $4,200 in 2026.

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

June 30, 2025

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

As of the date of this report, there were no subsequent events requiring adjustment or disclosure, except as noted below or disclosed elsewhere in these consolidated financial statements.

Restricted Stock Award Issuance

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

Strategic Alternatives

During the quarter, we continued to evaluate strategic alternatives to enhance shareholder value. In addition to the previously disclosed potential acquisitions of Thrown, LLC and Ledgewood Holdings, LLC, management has engaged in preliminary discussions with certain parties regarding a potential crypto treasury strategy. These discussions include both internal approaches and potential collaborations with external platforms specializing in cryptocurrency investment and financing. No definitive agreements have been entered into, and there is no assurance that these discussions will result in a transaction or that such a strategy will be pursued.

Results of Operations

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024.

Revenue. Revenue for the six months ended June 30, 2025 was zero, compared to $4,154 in revenues for the same period in 2024, which were generated from license fees under NFT licensing agreements. We do not expect to generate future revenue from these agreements.

Operating Expenses. Total operating expenses for the six months ended June 30, 2025, were $208,352, compared to $230,912 for the same period in 2024, as shown below.

For the six months ended June 30,	2025	2024

Accounting and professional fees	$77,349	$79,042
Wages and benefits	92,072	111,072
Public company related and filing fees	11,885	14,063
Other general and administrative expenses	27,046	26,735
	$208,352	$230,912

Accounting and professional fees were consistent in both six-month periods. The decrease in wages and benefits was attributable to higher stock-based compensation expense recognized during the six months ended June 30, 2024, compared to the same period in 2025. Public company and filing fees decreased due to lower EDGAR filing and transfer agent costs in 2025 relative to 2024. Other general and administrative expenses remained stable between the periods.

Gain on Extinguishment of Debt. On March 31, 2025, accrued legal fees and finance charges totaling $424,930 were converted into a new Series 2025 Note in the face amount of $250,000. Accordingly, we recorded a gain on extinguishment of debt of $174,930 for the six months ended June 30, 2025.

Interest Expense. Interest expense for the six months ended June 30, 2025 was $30,469 compared to interest expense of $26,558 for the same period in 2024. The increase was due to new borrowings.

Net Loss. Net loss for the six months ended June 30, 2025, was $63,886, compared to a net loss of $255,190 for the same period in 2024. The gain on extinguishment of debt of $174,935 attributed to the change for the six months ended June 30, 2025. Additionally, there was reduced stock-based compensation costs during the six months ended June 30, 2025, as mentioned above.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024.

Revenue. Revenue for the three months ended June 30, 2025 was zero, compared to $1,893 in revenues for the same period in 2024, which were generated from license fees under NFT licensing agreements. We do not expect to generate future revenue from these agreements.

Operating Expenses. Total operating expenses for the three months ended June 30, 2025, were $117,558, compared to $126,808 for the same period in 2024, as shown below.

For the three months ended June 30,	2025	2024

Accounting and professional fees	$53,665	$49,119
Wages and benefits	46,036	55,536
Public company related and filing fees	5,722	9,238
Other general and administrative expenses	12,135	12,915
	$117,558	$126,808

Accounting and professional fees increased slightly during the three months ended June 30, 2025, compared to the same period in 2024 due to timing of expenses related to the audit and quarterly reviews. The decrease in wages and benefits was attributable to higher stock-based compensation expense recognized during the three months ended June 30, 2024, compared to the same period in 2025. Public company and filing fees decreased due to lower EDGAR filing and transfer agent costs in 2025 relative to 2024. Other general and administrative expenses remained stable between the periods.

Interest Expense. Interest expense for the three months ended June 30, 2025 was $14,616 compared to $13,460 for the same period in 2024. The increase was due to new borrowings.

Net Loss. Net loss for the three months ended June 30, 2025, was $132,174, compared to a net loss of $139,119 for the same period in 2024. There was reduced stock-based compensation costs during the three months ended June 30, 2025, as mentioned above.

Liquidity and Capital Resources

Cash Flow and Working Capital

We had $12,958 and $413 in cash as of June 30, 2025 and December 31, 2024, respectively. Our working capital deficit was $ 1,958,241 as of June 30, 2025, compared to $2,334,745 as of December 31, 2024. We continue to experience limited access to capital and expect that additional financing will be necessary to fund our operations. Market conditions for microcap companies remain challenging, making it difficult to secure favorable terms. Our history of operating losses and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Although we are actively seeking to obtain additional capital, there can be no assurance that such financing will be available on acceptable terms, or at all.

Cash Flow from Financing Activities

Historically, we have funded our operations through a combination of related party advances, private placements, and debt issuances. During the six months ended June 30, 2025, we raised $130,000 from the sale of Series 2025 Notes through the following transactions:

•$10,000 issued to an unrelated individual on February 24, 2025

•$35,000 issued to an unrelated individual on March 18 2025 (1)

•$25,000 issued to an unrelated individual on April 16, 2025

•$25,000 issued to the spouse of a Company director on April 18, 2025. This note was issued on the same terms as those offered to unaffiliated investors and was executed on an arm’s length basis

•$12,500 issued to an unrelated individual on April 21, 2025

•$12,500 issued to an unrelated individual on April 28, 2025

•$10,000 issued to an unrelated individual on June 23, 2025

(1)On March 18, 2025, we issued a Series 2025 Note in the principal amount of $61,000 to an individual investor. Of this amount, $26,000 represented the conversion of previously accrued liabilities pursuant to a liability conversion agreement executed on the same date. The remaining $35,000 constituted new cash proceeds.

Proceeds are being used for general corporate purposes, including working capital and operational expenses. These financings are not expected to materially change our financial condition. Additional details regarding these transactions are provided in Note 7 to the interim condensed consolidated financial statements under Item 1 of this Report.

We anticipate the need for additional financing to support our operations and strategic initiatives. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to raise sufficient capital and ultimately achieve profitability. Management is actively exploring financing alternatives, including equity and debt offerings and potential strategic partnerships. In the absence of additional capital, we may be required to reduce or discontinue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that our disclosure controls and procedures were not effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness

Our controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. Because of inherent limitations, no control system can prevent all errors or fraud.

PART II – OTHER INFORMATION

None.

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, there were no material pending legal proceedings against us.

ITEM 1A. RISK FACTORS

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2025, we were in default under the following promissory notes:

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on August 14, 2025.

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