Form 10-Q
period 2025-09-30
FARMHOUSE, INC. /NV
filed 2025-11-14
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
or

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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [ ] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐ Yes

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),

☐ Yes [X] No

The number of shares of the issuer’s Common Stock outstanding as of November 13, 2025 is 18,925,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the nine months ended September 30, 2025 (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, and assumptions and involve risks and uncertainties that could cause actual results to differ materially. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” and similar expressions identify forward-looking statements.

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

FARMHOUSE, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

September 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$3,896	$413
Prepaid expenses	-	4,200
Total current assets	3,896	4,613

Deposit on Investment	26,175	26,175
Total assets	$30,071	$30,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$32,910	$59,701
Accrued legal fees	10,070	425,625
Accrued payroll and payroll taxes	1,452,004	1,313,896
Accrued liabilities	11,510	37,946
Accrued interest payable	112,124	79,226
Convertible notes payable, in default	45,000	45,000
Notes payable, in default	68,400	85,567
Due to related parties, $4,500 in default	318,462	292,397
Total current liabilities	2,050,480	2,339,358

Long-term liabilities:
Convertible notes payable, long-term	458,100	34,000
Convertible notes payable to related party, long-term	25,000	-
Total long-term liabilities	483,100	34,000
Total liabilities	2,533,580	2,373,358

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 18,325,950 and 17,925,950 shares issued and outstanding, respectively as of September 30, 2025 and December 31, 2024	1,833	1,793
Additional paid-in capital	4,439,343	4,425,468
Accumulated deficit	(6,944,685)	(6,769,831)
Total stockholders’ deficit	(2,503,509)	(2,342,570)
Total liabilities and stockholders’ deficit	$30,071	$30,788

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

REVENUES
Revenues	$-	$-	$-	$4,154
Costs of revenues	-	-	-	(1,874)
Gross margin	-	-	-	2,280
OPERATING EXPENSES
General and administrative	67,013	67,604	198,017	219,474
Professional fees	27,646	25,220	104,994	104,262
Total operating expenses	94,659	92,824	303,011	323,736

LOSS FROM OPERATIONS	(94,659)	(92,824)	(303,011)	(321,456)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	-	-	174,935	-
Interest expense	(16,309)	(14,369)	(46,778)	(40,927)
Total other income (expense)	(16,309)	(14,369)	128,157	(40,927)

NET LOSS	$(110,968)	$(107,193)	$(174,854)	$(362,383)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,256,385	17,902,254	18,037,305	17,517,847

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the nine months ended September 30, 2025
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2024	17,925,950	$1,793	$4,425,468	$(6,769,831)	$(2,342,570)

Stock-based compensation on RSA's vested	-	-	3,145	-	3,145
Net income	-	-	-	68,288	68,288
Balance at March 31, 2025	17,925,950	1,793	4,428,613	(6,701,543)	(2,271,137)

Stock-based compensation on RSA's vested	-	-	3,145	-	3,145
Net loss	-	-	-	(132,174)	(132,174)
Balance at June 30, 2025	17,925,950	1,793	4,431,758	(6,833,717)	(2,400,166)

Restricted Stock Award	400,000	40	(40)	-	-
Stock-based compensation on RSA's vested	-	-	7,625	-	7,625
Net loss	-	-	-	(110,968)	(110,968)
Balance at September 30, 2025	18,325,950	$1,833	$4,439,343	$(6,944,685)	$(2,503,509)

The accompanying notes are an integral part of these condensed consolidated financial statements

CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the nine months ended September 30, 2024
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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(174,854)	$(362,383)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on extinguishment of debt	(174,935)	-
Stock-based compensation on RSA's vested	13,915	41,685
Changes in operating assets and liabilities:
Accounts receivable	-	4,170
Prepaid expenses	4,200	(4,410)
Accounts payable	(23,089)	6,773
Accrued legal fees	9,375	28,541
Accrued payroll and payroll taxes	138,108	138,108
Accrued liabilities	(436)	3,876
Accrued liabilities related party	36,000	36,000
Accrued interest payable	35,566	12,265
Accrued interest payable related party	1,837	121
Net cash used in operating activities	(134,313)	(95,254)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,000
Proceeds from borrowings on note payable	-	35,567
Proceeds from borrowings on note payable	-	4,500
Proceeds from issuance of convertible notes payable	120,000	-
Proceeds from issuance of convertible notes payable - related party	25,000	-
Proceeds from related party loans and advances	13,474	30,187
Repayment of related party loans and advances	(20,678)	-
Net cash provided by financing activities	137,796	94,754

NET CHANGE IN CASH	3,483	-
CASH AT BEGINNING OF PERIOD	413	-
CASH AT END OF PERIOD	$3,896	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable exchanged for convertible note payable	$8,270	$-
Accrued legal fees exchanged for convertible note payable	$250,000	$-
Accrued liabilities exchanged for convertible note payable	$26,000	$-
Note payable exchanged for convertible note payable	$17,167	$-
Accrued interest exchanged for convertible note payable	$2,663	$-
Repayment of related party short-term advances with credit card	$4,568	$1,167
Deposit on investment	$-	$26,175

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Farmhouse, Inc. (the “Company”) was incorporated in the State of Nevada and is engaged in technology development and brand management activities. The Company operates through its wholly owned subsidiaries, including Farmhouse Washington, Farmhouse DTLA, Inc., and Farmhouse Treasury, LLC, and holds a portfolio of intellectual property assets consisting primarily of internet domain names and trademarks. The Company’s current strategic focus is to identify and complete acquisitions that enhance long-term shareholder value and to reposition the Company toward opportunities in the digital asset and blockchain sectors.

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

Proposed Acquisition of Ledgewood Holdings, LLC

On June 9, 2025, the Company entered into a non-binding term sheet with Ledgewood Holdings, LLC (“Ledgewood”), a multi-unit franchise operator with approximately $31 million in trailing twelve-month revenue. The term sheet contemplated the acquisition of Ledgewood by the Company through the issuance of up to 31,000,000 shares of the Company’s common stock. The term sheet was non-binding and subject to the execution of definitive agreements.

In October 2025, following a review of the Company’s strategic priorities, the Board of Directors determined not to pursue the proposed acquisition in order to focus management and resources on the Company’s developing Digital Asset Treasury (“DAT”) business initiatives. As a result, discussions with Ledgewood have been discontinued, and the Company does not anticipate proceeding with a transaction under the June 9, 2025 term sheet.

Formation of Farmhouse Treasury LLC (“FT”) and Digital Asset Treasury Initiative

On September 19, 2025, the Company organized Farmhouse Treasury LLC, a wholly owned Nevada limited-liability company (“FT”), to pursue the Company’s DAT business initiative. FT was formed under the laws of the State of Nevada and is a manager-managed entity with the CEO and CTO serving as Managers and the Company as the sole Member.

FT was established to develop and oversee the Company’s digital asset strategy, including the management of treasury operations, custody solutions, and capital allocation in digital assets such as Bitcoin and Ethereum. This initiative is intended to position the Company to participate in the emerging digital asset market while implementing robust governance, reporting, and compliance controls consistent with public-company standards.

FT will operate as a wholly owned subsidiary and will be consolidated in the Company’s financial statements. At formation, no capital was contributed and no digital assets were acquired. Accordingly, there was no immediate impact on the Company’s consolidated financial position or results of operations for the three and nine months ended September 30, 2025. The Company expects that future activity within FT may include the purchase and custody of digital assets to support its treasury management objectives.

Potential Crypto Treasury Strategy

In addition to pursuing strategic acquisitions such as those previously disclosed with Thrown, LLC, management continues to evaluate potential treasury and capital management strategies involving digital assets, including Bitcoin. Discussions with Ledgewood Holdings, LLC have been terminated, and no further obligations or negotiations remain outstanding.

The formation of FT (discussed previously) provides a dedicated vehicle to explore, structure, and, if appropriate, implement such digital asset initiatives under a controlled and transparent framework. FT has engaged in preliminary discussions with multiple parties, including cryptocurrency financing and investment platforms, regarding possible structures to implement such a strategy. These discussions remain exploratory in nature, and no binding agreements or definitive plans have been reached. There can be no assurance that any such strategy will be pursued or implemented, or that it will generate the anticipated benefits.

Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2025, the Company incurred a loss from operations of $303,011 and had a stockholders’ deficit of $2,503,509. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Farmhouse Washington, Farmhouse DTLA, Inc., and Farmhouse Treasury, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking and savings accounts and highly liquid investments with original maturities of nine months or less at the time of purchase. The Company had no cash equivalents as of September 30, 2025 or December 31, 2024.

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

The Company generated no revenue for the nine months ended September 30, 2025. In prior periods, the Company generated immaterial revenue from license fees under NFT licensing agreements. The Company’s performance obligation was met when the licensee was granted access to the NFTs. As discussed in Note 1, the Company does not expect to generate future revenue from these agreements.

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

Net Income (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the effect of potentially dilutive securities such as stock options and convertible instruments but are excluded when the effect would be anti-dilutive. As of September 30, 2025 and 2024 the Company had convertible notes outstanding, however, certain events that would trigger, or allow for, conversion had not yet occurred; therefore as of those dates the Company had no potentially dilutive securities.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):

Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this standard. The Company has also evaluated all other recently issued accounting pronouncements and does not expect any to have a material impact on its unaudited interim condensed consolidated financial statements or related disclosures.

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

Because the closing conditions had not been satisfied as of September 30, 2025, control of Thrown had not transferred under ASC 805. Therefore, the Company recorded the fair value of the shares issued as a Deposit for Investment. This deposit represents an advance made in anticipation of completing the acquisition. As of the date of this report, the transaction had not closed and discussions with Thrown management regarding closing conditions remain ongoing. If the transaction does not close, the shares will be treated as a break-up fee and charged to expense.

NOTE 4 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

Convertible notes payable is comprised of a promissory note issued to an unrelated individual with a principal amount of $45,000 as of September 30, 2025 and December 31, 2024. Principal and accrued interest were originally due in July 2018, and the note is currently in default. The note bears interest at a rate of 18% per annum, accrues monthly, and is unsecured.

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

Interest expense related to the convertible note was $6,058 and $6,082 for the nine months ended September 30, 2025 and 2024, respectively, and $2,042 for each of the three months ended September 30, 2025 and 2024, respectively. Accrued interest was $66,575 and $60,517 as of September 30, 2025 and December 31, 2024, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable is comprised of the following:

	September 30, 2025	December 31, 2024
Loan agreement with an unaffiliated individual, interest at 6% per annum, due December 16, 2021. In default.	$50,000	$50,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	5,000	5,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	5,000	5,000
Note payable to unaffiliated individual, interest at 12% per annum, due January 2, 2025. (1)	-	11,667
Note payable to unaffiliated individual, interest at 20% per annum, due February 9, 2025. (1)	-	5,500
Note payable to unaffiliated individual, interest at 20% per annum, due March 30, 2025. In default	8,400	8,400
Total Notes Payable	$68,400	$85,567

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

On March 31, 2025, two notes in the principal amounts of $11,667 and $5,500 together with accrued interest of $1,733 and $705, respectively, were converted into new series 2025 10% Mandatorily Convertible Notes. See Note 7.

Interest expense on notes payable was $6,302 and $3,257 for the nine months ended September 30, 2025 and 2024, respectively, and $1,684 and $2,123 for the three months ended September 30, 2025 and 2024, respectively. Accrued interest was $17,433 and $13,569 as of September 30, 2025 and December 31, 2024, respectively.

NOTE 6 – DUE TO RELATED PARTIES

Due to related parties is comprised of the following:

	September 30, 2025	December 31, 2024
Loans from Company officers	$57,777	$69,549
Accrued liability to contracted CFO	254,000	218,000
Note Payable to Officer, in default	4,500	4,500
Accrued interest on related party notes	2,185	348
Total due to related parties – current	318,462	292,397

Convertible note payable to related party – long term (see Note 7)	25,000	-
Total due to related parties – long-term	25,000	-
Total due to related parties	$343,462	$292,397

As of September 30, 2025 and December 31, 2024, loans from Company officers totaled $57,777 and $69,549, respectively. These amounts represent cash advances made by Company officers to fund operating expenses and direct payments made by Company officers on behalf of the Company. All amounts due to related parties are non-interest bearing and unsecured. For the nine months ended September 30, 2025, Company officers advanced a total of $13,474 to the Company and were repaid $20,678 in cash and $4,568 through personal charges to the Company’s credit card. For the nine months ended September 30, 2024, Company officers advanced $30,187 and were repaid $1,167 through personal charges to the Company’s credit card.

The Company’s Chief Financial Officer is engaged under a consulting arrangement and is not a W-2 employee. The Company recognized $36,000 in compensation expense for the nine months ended September 30, 2025 and 2024 and $12,000 in compensation expense for the three months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, accrued but unpaid fees totaled $254,000 and $218,000, respectively, for services provided since 2021.

On August 12, 2024, the Company entered into an unsecured promissory note with the Company’s Chief Executive Officer in the principal amount of $4,500. The note bears interest at a rate of 20% per annum, calculated based on the actual number of days elapsed over a 365-day year. All unpaid principal and accrued but unpaid interest was due and payable in full on February 12, 2025. The note provides for acceleration of payment upon the occurrence of customary events of default, including the Company’s failure to pay amounts due, insolvency, bankruptcy, or a change of control, as defined in the note. Because the note was issued to the Company’s Chief Executive Officer, it is classified as a related party transaction under applicable accounting standards. As of the date of this report, the note remains unpaid and is in default. Interest expense on this note was $673 and $121 for the nine months ended September 30, 2025 and 2024, respectively, and $227 and $121 for the three months ended September 30, 2025 and 2024, respectively.

On April 18, 2025, the Company issued a Series 2025 Note, as described in Note 7, for $25,000 cash to the spouse of a Company director. The note is due April 18, 2028. The note is considered a related party transaction but was issued on the same terms as those offered to unaffiliated investors and was executed on an arm’s length basis.

Interest expense on this note was $1,164 and zero for the nine months ended September 30, 2025 and 2024, respectively, and $651 and zero for the three months ended September 30, 2025 and 2024, respectively. Accrued interest on related party notes was $2,185 and $348 as of September 30, 2025 and December 31, 2024, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – LONG-TERM

Convertible notes payable – long-term is comprised of the following:

	September 30, 2025	December 31, 2024
Series 2023 Notes
Note payable to unaffiliated individual, interest at 10% per annum, $25,000 due June 1, 2026 and $4,000 due September 30, 2026.	$29,000	$29,000
Note payable to unaffiliated individual, interest at 10% per annum, due October 2, 2026.	5,000	5,000
Series 2025 Notes		-
Note payable to unaffiliated individual, interest at 10% per annum, due February 24, 2028.	10,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 18, 2028.	61,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028.	6,200	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028.	13,400	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028.	250,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due March 31, 2028.	8,500	-
Note payable to unaffiliated individual, interest at 10% per annum, due April 16, 2028.	25,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due April 21, 2028.	12,500	-
Note payable to unaffiliated individual, interest at 10% per annum, due April 28, 2028.	12,500	-
Note payable to unaffiliated individual, interest at 10% per annum, due June 23, 2028.	10,000	-
Note payable to unaffiliated individual, interest at 10% per annum, due August 15, 2028.	15,000	-
Total Convertible Notes Payable – Long-term	$458,100	$34,000

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

Interest expense related to the Series 2023 Notes was $2,551 and $2,564 for the nine months ended September 30, 2025 and 2024, respectively, and $857 and $861 for the three months ended September 30, 2025 and 2024. Accrued interest on the Series 2023 Notes was $7,692 and $5,141 as of September 30, 2025 and December 31, 2024, respectively.

The Series 2025 Notes

For the nine months ended September 30, 2025, the Company raised additional funding under the aforementioned offering. These new notes are designated as Series 2025 10% Mandatorily Convertible Notes (the “Series 2025 Notes”). The Series 2025 Notes are identical in all respects to the Series 2023 Notes except they convert at 50% of the offering price, or if the Company’s common stock trades at or above $1.00 per share ($0.50 per share for the March 18 Note) for ten consecutive trading days, in which case they convert at 50% of the closing price on the tenth day. Proceeds from the Series 2025 Notes are being used for general corporate purposes.

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

On April 25, 2025, the Board approved the exchange of certain outstanding liabilities into Series 2025 Notes, effective as of March 31, 2025. These include the following:

•A promissory note with a principal and accrued interest balance of $6,205, was exchanged for a new Series 2025 Note in the face amount of $6,200. The Company recorded a gain on extinguishment of debt of $5 for the nine months ended September 30, 2025 upon the exchange.

•Outstanding accrued legal fees and finance charges totaling $424,930 were exchanged for a new Series 2025 Note in the face amount of $250,000. The Company recorded a gain on extinguishment of debt of $174,930 for the nine months ended September 30, 2025 upon the exchange.

•An outstanding and overdue accounts payable of $8,270 and accrued interest of $230 was exchanged for a new Series 2025 Note in the face amount of $8,500.

•A promissory note with a principal balance of $11,667 and accrued interest balance of $1,733, was exchanged for a new Series 2025 Note in the face amount of $13,400.

The following Series 2025 Notes were issued for cash during the nine months ended September 30, 2025

•$10,000 issued to an unrelated individual on February 24, 2025.

•$25,000 issued to an unrelated individual on April 16, 2025.

•$12,500 issued to an unrelated individual on April 21, 2025.

•$12,500 issued to an unrelated individual on April 28, 2025.

•$10,000 issued to an unrelated individual on June 23, 2025.

•$15,000 issued to an unrelated individual on August 15, 2025.

Interest expense related to the Series 2025 Notes was $20,424 for the nine months ended September 30, 2025 and $10,849 for the three months ended September 30, 2025. Accrued interest on the Series 2025 Notes was $20,424 and zero as of September 30, 2025 and December 31, 2024, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Board of Directors has the authority, in its sole discretion, to establish series of preferred stock and to fix the par value, dividend rates, designations, preferences, privileges, and restrictions of each series. No shares of preferred stock were issued or outstanding as of September 30, 2025 or December 31, 2024.

As of September 30, 2025, the Company had not reserved any shares of common stock for future issuance. While the Company is required to reserve shares to satisfy potential conversions of its outstanding convertible note payable (see Note 4) and Series 2023 and Series 2025 Notes (see Note 8), those instruments were not convertible as of September 30, 2025. The number of shares issuable upon conversion is not currently determinable and will depend on future events, including pricing triggers specified in the respective agreements.

Common stock transactions for the nine months ended September 30, 2025 were as follows:

•On July 16, 2025, the Board granted an RSA of 400,000 shares of common stock under the 2021 Omnibus Incentive Plan (“2021 OIP”). See Note 9.

As a result of this issuance, the Company had 18,325,950 shares of common stock outstanding as of September 30, 2025.

Common stock transactions for the nine months ended September 30, 2024 were as follows:

•On May 17, 2024, the Board granted RSAs totaling 340,000 shares of common stock under the 2021 OIP.

•On May 28, 2024, the Company issued 62,500 shares of common stock to an unrelated third party in connection with a Subscription Agreement priced at $0.40 per share for cash proceeds of $25,000.

•On September 6, 2024, the Board granted an RSA of 10,000 shares of common stock under the 2021 OIP. See Note 10.

•On July 6, 2024, the Company issued 187,500 shares to Thrown, which were valued at $26,175, measured at the closing price of the Company’s common stock on the OTCQB market on the date of issuance. See Note 3.

As a result of this issuance, the Company had 17,925,950 shares of common stock outstanding as of September 30, 2024.

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

Stock Options

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

Restricted Stock Awards (“RSA”)

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, recognizing expense based on the grant-date fair value of awards over the requisite service period. All awards were in the form of RSAs granted under the 2021 OIP. RSAs are issued at fair market value on the grant date and typically vest in monthly or quarterly installments, subject to continued service. Stock-based compensation for RSAs is recognized on a straight-line basis over the vesting period.

The following table summarizes RSA activity for the periods presented:

	Number of RSAs	Weighted Average Grant Date Fair Value
Balance as of January 1, 2025	220,000	$0.076
Awarded	400,000	$0.011
Vested	527,500	$0.026
Forfeited	-	$-
Balance as of September 30, 2025	92,500	$0.079

On July 16, 2025, the Board granted an RSA of 400,000 shares of common stock to Lang Financial Services, Inc. (“LFSI”), an entity controlled by the Company’s Chief Financial Officer. The shares were fully vested at the time of issuance.

Stock-based compensation expense was $13,915 and $41,685 for the nine months ended September 30, 2025 and 2024, respectively, and $7,625 and $5,895 for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had $7,345 of unrecognized compensation expense related to non-vested RSAs, which is expected to be recognized over a weighted-average remaining period of approximately 0.7 years. Expense recognition is expected to be $3,145 for the remainder of 2025 and $4,200 in 2026.

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

NOTE 11 – SUBSEQUENT EVENTS

As of the date of this report, there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements, except as noted below or disclosed elsewhere herein.

Series 2025 Notes

As discussed in Note 7, the Company authorized the issuance of new Series 2025 Notes under its existing Convertible Promissory Note Offering. Subsequent to September 30, 2025, the Company issued a $10,000 Series 2025 Note to an unrelated individual investor.

GHS Equity Financing Agreement

On November 4, 2025, the Company entered into an Equity Financing Agreement with GHS Investments LLC, a Nevada limited liability company (“GHS”), providing the Company with an equity line of credit of up to $20.0 million over a 24-month term following the effective date of a registration statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) (the “GHS Agreement”).

Under the GHS Agreement, and subject to the effectiveness of a registration statement on Form S-1 (the “S-1”), the Company may, from time to time at its discretion, deliver Put Notices directing GHS to purchase shares of the Company’s common stock for aggregate gross proceeds not to exceed the $20.0 million commitment. Each individual draw (“Put”) may range from $10,000 to $500,000 and may not exceed 200% of the average daily trading dollar volume for the ten (10) trading days preceding the Put Notice Date. A minimum of 10 trading days must elapse between successive Puts, and GHS’s ownership may not exceed 4.99% of the Company’s outstanding common shares at any time.

The purchase price for each Put will equal the lower of (i) 95% of the lowest VWAP during the five-day pricing period following delivery of a Put Notice or (ii) 100% of the lowest intraday trading price during that same period. Settlement occurs on the trading day immediately following the pricing period, at which time GHS wires funds to the Company’s designated account, net of clearing fees (not to exceed 3%).

In connection with the execution of the Agreement, the Company issued to GHS 500,000 restricted shares of common stock as Commitment Shares, representing an equity incentive earned upon issuance. The Commitment Shares will be included for resale in the S-1 to be filed with the SEC. The Company also agreed to deposit $10,000 with GHS’s legal counsel at the first closing to offset transaction costs.

The GHS Agreement will terminate upon the earlier of (i) the aggregate purchase of $20.0 million in common stock, or (ii) the passage of twenty-four (24) months from execution. Either party may suspend or terminate the Agreement upon customary events of default, including trading suspension, registration lapse, insolvency, or material breach.

The Company expects to use proceeds from future equity draws, if any, for general working capital and strategic initiatives. No funds had been drawn under the facility as of the date these financial statements were issued.

New Convertible Note Financing

On November 7, 2025, the Company entered into a Convertible Promissory Note (the “Note”) with a private accredited investor for gross proceeds of $50,000. The Note carries a 10% original issue discount, resulting in a principal balance of $55,555, bears interest at 15% per annum, and matures 10 months from the issuance date. The Note is unsecured and is convertible, at the election of the investor beginning 180 days after issuance, into shares of the Company’s common stock at a conversion price equal to 75% of the 20-day volume-weighted average price, but not less than $0.15 per share.

In connection with the financing, the Company issued 100,000 shares of its common stock to the investor as additional consideration. The shares were issued upon funding and are fully earned and not subject to future performance conditions.

The Company has the right to prepay the Note at 110% of outstanding principal and accrued interest if repaid within 180 days of issuance, or 120% thereafter. In the event of a change of control prior to maturity, the Note becomes immediately due at 120% of the outstanding balance unless the investor elects to convert.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied in these forward-looking statements due to various factors described in our Form 10-K and other filings with the Securities and Exchange Commission.

Overview

We are a Nevada corporation engaged in technology development and brand management activities. We operate through our wholly owned subsidiaries, including Farmhouse Washington, Farmhouse DTLA, Inc., and Farmhouse Treasury, LLC, and hold a portfolio of intellectual property assets consisting primarily of internet domain names and trademarks. Our current strategic focus is to identify and complete acquisitions that enhance long-term shareholder value and to reposition the Company toward opportunities in the digital asset and blockchain sectors.

Share Exchange Agreement with Thrown, LLC

On September 10, 2024, we entered into a Share Exchange Agreement (“SEA”) with Thrown, LLC (“Thrown”) and its members. Thrown is a beverage company whose initial product, Good Game by T-Pain, is a nootropic esports beverage sold in 2-ounce servings.

As of the date of this report, the transaction has not closed, and discussions with Thrown management are ongoing. We continue to evaluate the commercial prospects of the Thrown brand relative to other strategic priorities.

Proposed Acquisition of Ledgewood Holdings, LLC

On June 9, 2025, we entered into a non-binding term sheet with Ledgewood Holdings, LLC (“Ledgewood”), a multi-unit franchise operator generating approximately $31 million in trailing twelve-month revenue. The term sheet contemplated an acquisition of Ledgewood through the issuance of up to 31,000,000 shares of our common stock.

Because the term sheet was non-binding and subject to negotiation of definitive agreements, no binding obligations were created.

In October 2025, after further review, we decided not to pursue the proposed acquisition so that we could focus our resources on the development of our Digital Asset Treasury (“DAT”) business initiative. As a result, discussions with Ledgewood have been discontinued, and we do not expect to proceed with a transaction under the June 9, 2025 term sheet.

Formation of Farmhouse Treasury LLC (“FT”) and Digital Asset Treasury Initiative

On September 19, 2025, we organized Farmhouse Treasury LLC, as a wholly owned Nevada limited liability company (“FT”), to pursue a DAT business initiative. FT was formed under the laws of the State of Nevada and is a manager-managed entity with the CEO and CTO serving as

Managers and the Company as the sole Member.

FT was established to develop and oversee our digital asset strategy, including the management of treasury operations, custody solutions, and capital allocation in digital assets such as Bitcoin and Ethereum. This initiative is intended to position us to participate in the emerging digital asset market while implementing robust governance, reporting, and compliance controls consistent with public-company standards.

FT will operate as a wholly owned subsidiary and will be consolidated in our financial statements. At formation, no capital was contributed and no digital assets were acquired. Accordingly, there was no immediate impact on our consolidated financial position or results of operations for the three and nine months ended September 30, 2025. We expect that future activity within FT may include the purchase and custody of digital assets to support its treasury management objectives.

Potential Crypto Treasury Strategy

In addition to evaluating potential strategic acquisitions, such as the previously disclosed Thrown transaction, we are also exploring digital asset and treasury management opportunities. With the termination of discussions with Ledgewood Holdings, our near-term focus is on the development of a structured and transparent framework for potential digital asset participation through Farmhouse Treasury LLC.

We have engaged in preliminary discussions with several counterparties, including digital asset financing and investment platforms, to assess potential structures and risk management approaches. These discussions remain exploratory, and no binding agreements or definitive plans have been reached. There can be no assurance that any such strategy will be implemented or, if implemented, that it will achieve the intended results.

GHS Equity Financing Agreement

On November 4, 2025, we entered into an Equity Financing Agreement with GHS Investments LLC providing an equity line of credit of up to $20.0 million over a 24-month term following the effectiveness of a Form S-1 registration statement. The facility allows the Company, at its discretion, to sell registered shares of common stock to GHS at a price equal to the lower of 95% of the lowest VWAP or 100% of the lowest intraday trading price during a five-day pricing period. Proceeds, if drawn, are expected to support working capital and strategic growth initiatives; no funds had been drawn under the facility as of the date of this report. Refer to Note 11 – Subsequent Events to the condensed consolidated financial statements for additional information regarding this agreement.

Financing Activity

On November 7, 2025, we completed a $50,000 financing through the issuance of a 10-month unsecured Convertible Promissory Note to a private accredited investor. The Note carries a 10% original issue discount (resulting in a face amount of $55,555) and bears interest at 15% per annum. Beginning 180 days after issuance, the investor has the right, but not the obligation, to convert the outstanding balance into shares of common stock at 75% of the 20-day VWAP, subject to a floor of $0.15 per share. In connection with the funding, we also issued 100,000 shares of common stock to the investor as additional consideration. We can prepay the Note at

110% of outstanding principal and interest if repaid within 180 days of issuance, or 120% thereafter. Refer to Note 11 – Subsequent Events to the condensed consolidated financial statements for additional information regarding this agreement.

Results of Operations

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024.

Revenue. Revenue for the nine months ended September 30, 2025 was zero, compared to $4,154 in revenues for the same period in 2024, which were generated from license fees under NFT licensing agreements. We do not expect to generate future revenue from these agreements.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2025, were $303,011, compared to $323,736 for the same period in 2024, as shown below.

For the nine months ended September 30,	2025	2024

Accounting and professional fees	$104,994	$104,262
Wages and benefits	138,108	157,108
Public company related and filing fees	19,305	23,302
Other general and administrative expenses	40,604	39,064
	$303,011	$323,736

Accounting and professional fees were consistent in both nine-month periods. The decrease in wages and benefits was attributable to higher stock-based compensation expense recognized during the nine months ended September 30, 2024, compared to the same period in 2025. Public company and filing fees decreased due to lower EDGAR filing and transfer agent costs in 2025 relative to 2024. Other general and administrative expenses remained stable between the periods.

Gain on Extinguishment of Debt. On March 31, 2025, accrued legal fees and finance charges totaling $424,930 were converted into a new Series 2025 Note in the face amount of $250,000. Accordingly, we recorded a gain on extinguishment of debt of $174,930 for the nine months ended September 30, 2025.

Interest Expense. Interest expense for the nine months ended September 30, 2025 was $46,778 compared to interest expense of $40,927 for the same period in 2024. The increase was due to new borrowings.

Net Loss. Net loss for the nine months ended September 30, 2025, was $174,854, compared to a net loss of $362,383 for the same period in 2024. The gain on extinguishment of debt of $174,935 attributed to the change for the nine months ended September 30, 2025. Additionally, there was reduced stock-based compensation costs during the nine months ended September 30, 2025, as mentioned above.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024.

Revenue. No revenues were generated for the three months ended September 30, 2025 and 2024.

Operating Expenses. Total operating expenses for the three months ended September 30, 2025, were $94,659, compared to $92,824 for the same period in 2024, as shown below.

For the three months ended September 30,	2025	2024

Accounting and professional fees	$27,646	$25,220
Wages and benefits	46,036	46,036
Public company related and filing fees	7,420	9,239
Other general and administrative expenses	13,557	12,329
	$94,659	$92,824

Accounting and professional fees increased slightly during the three months ended September 30, 2025, compared to the same period in 2024 due to higher stock-based compensation expense in the three months ended September 30, 2025. Wages and benefits is unchanged during the three months ended September 30, 2025 compared to the same period in 2024. Public company and filing fees decreased due to lower EDGAR filing and transfer agent costs in 2025 relative to 2024. Other general and administrative expenses remained stable between the periods.

Interest Expense. Interest expense for the three months ended September 30, 2025 was $16,309 compared to $14,369 for the same period in 2024. The increase was due to new borrowings.

Net Loss. Net loss for the three months ended September 30, 2025, was $110,968, compared to a net loss of $107,193 for the same period in 2024.

Liquidity and Capital Resources

Cash Flow and Working Capital

We had $3,896 and $413 in cash as of September 30, 2025 and December 31, 2024, respectively. Our working capital deficit was $2,046,584 as of September 30, 2025, compared to $2,334,745 as of December 31, 2024. We continue to experience limited access to capital and expect that additional financing will be necessary to fund our operations. Market conditions for microcap companies remain challenging, making it difficult to secure favorable terms. Our history of operating losses and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Although we are actively seeking to obtain additional capital, there can be no assurance that such financing will be available on acceptable terms, or at all.

Cash Flow from Financing Activities

Historically, we have funded our operations through a combination of related party advances, private placements, and debt issuances. During the nine months ended September 30, 2025, we raised $145,000 from the sale of Series 2025 Notes through the following transactions:

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

•$15,000 issued to an unrelated individual on August 15, 2025

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

Subsequent Financing Activity

On October 20, 2025, the Company issued a $10,000 Series 2025 Note to an unrelated individual investor.

On November 7, 2025, we completed a $50,000 financing through the issuance of a 10-month unsecured Convertible Promissory Note to a private accredited investor. This capital was raised to support general working capital requirements and strategic initiatives.

Significant Estimates and Assumptions

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates are based on historical experience, current conditions, and other reasonable factors. Actual results could differ materially from these estimates. We review these estimates and assumptions regularly and update them as new information becomes available.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that our disclosure controls and procedures were not effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2025, we were in default under the following promissory notes:

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on November 14, 2025.

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