Form 10-K
period 2025-12-31
FARMHOUSE, INC. /NV
filed 2026-04-17
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2025

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

Yes ☐ No [X]

As of December 31, 2025, the last business day of the registrant’s most recently completed quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,078,800 based on the closing price of $0.103 per share of the registrant’s common stock as quoted by the OTC market.

As of April 16, 2026, the date of this Report, there were 19,105,950 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

FARMHOUSE, INC.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and involve risks and uncertainties that could cause actual results to differ materially. Words such as “anticipate,” “expect,” “intend,” “plan,” and similar expressions identify such statements.

Readers should not place undue reliance on forward-looking statements, which speak only as of the date of this Report. We disclaim any obligation to update such statements except as required by law.

CERTAIN TERMS USED IN THIS REPORT

Unless otherwise indicated, references to “we,” “us,” “our,” or “we” refer to Farmhouse, Inc. throughout this Report.

PART I

ITEM 1. BUSINESS.

Farmhouse, Inc. (the “Company”) is a Nevada corporation that historically engaged in technology development and brand management activities. We currently operate as a public company platform focused on evaluating strategic acquisitions and emerging opportunities, including initiatives in digital assets. While the Company has limited current revenues, it maintains certain licensing activities and continues to evaluate opportunities to develop operating business lines; however, such activities are not currently material and may not generate material revenue in future periods.

We operate through our wholly owned subsidiaries, including Farmhouse Washington, Farmhouse DTLA, Inc., and Farmhouse Treasury LLC (“FT”). Our strategic focus is to identify and complete acquisitions that enhance long-term shareholder value and to reposition the Company toward scalable business opportunities, including through its Farmhouse Treasury division and ongoing evaluation of additional operating businesses.

Digital Asset Treasury Initiative

In September 2025, we organized Farmhouse Treasury LLC (“FT”), a wholly owned Nevada limited liability company, to support our Anti-Debasement Digital Asset Treasury (“DAT”) initiative. FT is a manager-managed entity, with the Company as sole member and our Chief Executive Officer and Chief Technical Officer serving as managers.

FT was established to develop and oversee the Company’s digital asset strategy, including treasury management, custody solutions, and capital allocation in assets aligned with an anti-debasement framework, including Bitcoin and tokenized and physical gold. This initiative is intended to position the Company to participate in the emerging digital asset market while maintaining governance, reporting, and compliance standards consistent with those of a public company.

The Company has established an enterprise custody account with BitGo, which provides institutional-grade custody solutions, including insurance coverage for digital assets held in custody. BitGo has applied for a national trust bank charter with the Office of the Comptroller of the Currency; however, such status has not been finalized as of the date of this Report.

FT is a wholly owned subsidiary and is consolidated in our financial statements. At formation, no capital was contributed and no digital assets were acquired. Accordingly, there was no impact on the consolidated financial position or results of operations for the year ended December 31, 2025.

FT provides a dedicated structure through which we evaluate and, if appropriate, may implement digital asset-related strategies in a controlled and transparent manner. As of the date of this Report, FT has engaged in preliminary discussions with various counterparties, including cryptocurrency financing and investment platforms, regarding potential structures to execute such strategies. These discussions remain exploratory, and no binding agreements or definitive plans have been established. There can be no assurance that any such strategy will be pursued or that it will generate the anticipated benefits.

Licensing Activities

The Company maintains certain intellectual property licensing activities, including licensing arrangements associated with branded content. These activities have generated limited revenue to date and are not currently material to the Company’s financial condition or results of operations. While management believes there may be opportunities to expand such licensing activities, there can be no assurance that they will result in meaningful or sustained revenue.

Revenues

Revenue is recognized in accordance with ASC 606, including application of the sales-based royalty exception, whereby revenue is recognized when the licensee’s underlying sales occur. For the years ended December 31, 2025 and 2024, the Company generated $623 and $4,154, respectively, from intellectual property licensing agreements.

Employees and Independent Contractors

As of April 15, 2026, we had two full-time executive officers and engaged several independent contractors, including its Chief Financial Officer.

Description of Property

The Company does not maintain physical office facilities. All personnel work remotely. Our mailing address is 548 Market Street, Suite 90355, San Francisco, California 94104, and our telephone number is (888) 420-6856.

The Company operates certain digital and intellectual property assets, including the @420 social media handle, domain names, and trademarks; however, the Company’s strategic transition does not depend on its existing intellectual property portfolio.

Emerging Growth Company

We are an emerging growth company and have elected not to delay the adoption of new accounting standards.

More Information

Our SEC filings are available at www.sec.gov.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

See “Description of Property” under Item 1.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the symbol “FMHS.” OTC quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

The following table sets forth, for the periods indicated, the high and low closing bid prices per share of our common stock as reported by OTC Markets:

Quarter Ended	Low	High
Mar 31, 2024	$0.0512	$0.3300
Jun 30, 2024	$0.0840	$0.2869
Sep 30, 2024	$0.0780	$0.3900
Dec 31, 2024	$0.0306	$0.2173
Mar 31, 2025	$0.0002	$0.0400
Jun 30, 2025	$0.0002	$0.0232
Sept 30, 2025	$0.0112	$0.2278
Dec 31, 2025	$0.0801	$0.2400
Mar 31, 2026	$0.0520	$0.1776

Our common stock is classified as a “penny stock” under applicable SEC rules, which may adversely affect liquidity and increase transaction costs for investors.

Holders of Common Stock

As of December 31, 2025, we had 18,925,950 shares of common stock outstanding, held by 143 record holders. As of April 15, 2025, we had 19,105,950 shares of common stock outstanding, held by 144 record holders.

Dividends and Share Repurchases

We have not declared or paid dividends and has no plans to do so.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Recent Sales of Unregistered Securities during the year ended December 31, 2025 were as follows:

•On July 16, 2025, 400,000 Restricted Stock Awards (“RSAs”) granted.

•On November 5, 2025, 500,000 restricted shares of common stock to GHS in connection with the GHS Equity Financing Agreement.

•On November 7, 2025, 100,000 shares of common stock to an investor as additional consideration in connection with a financing.

Recent Sales of Unregistered Securities during the year ended December 31, 2024 were as follows:

•May 17, 2024: 340,000 RSAs.

•May 28, 2024: 62,500 shares issued for cash proceeds of $25,000.

•July 6, 2024: 187,500 shares issued to Thrown, LLC.

•September 6, 2024: 10,000 RSAs granted.

Issuer Purchases of Equity Securities

None.

Stock Option Grants

No stock options were granted.

Registration Rights

No registration rights are outstanding.

Stock transfer agent

Our transfer agent is Securities Transfer Corporation, located in Plano, Texas (www.stctransfer.com).

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied in these forward-looking statements due to various factors discussed in this Report and in other filings with the Securities and Exchange Commission.

Farmhouse, Inc. (the “Company”) is a Nevada corporation that historically engaged in technology development and brand management activities. We currently operate as a public company platform focused on evaluating strategic acquisitions and emerging opportunities, including initiatives in digital assets. The Company currently generates minimal revenue and maintains limited licensing activities that are not material. The Company continues to evaluate opportunities to develop operating business lines; however, there can be no assurance that such activities will result in material revenue in future periods.

We operate through our wholly owned subsidiaries, including Farmhouse Washington, Farmhouse DTLA, Inc., and Farmhouse Treasury LLC (“FT”). Our strategic focus is to identify and complete acquisitions that enhance long-term shareholder value and to reposition the Company toward scalable business opportunities, including through our Farmhouse Treasury division and ongoing evaluation of additional operating businesses.

In September 2025, we organized Farmhouse Treasury LLC (“FT”), a wholly owned Nevada limited liability company, to support our Anti-Debasement Digital Asset Treasury (“DAT”) initiative. FT is a manager-managed entity, with the Company as sole member and our Chief Executive Officer and Chief Technical Officer serving as managers.

FT was established to develop and oversee our digital asset strategy, including treasury management, custody solutions, and capital allocation in assets aligned with an anti-debasement framework, including Bitcoin and tokenized and physical gold. This initiative is intended to position the Company to participate in the emerging digital asset market while maintaining governance, reporting, and compliance standards consistent with those of a public company.

The Company has established an enterprise custody account with BitGo, which provides institutional-grade custody solutions, including insurance coverage for digital assets held in custody. BitGo has applied for a national trust bank charter with the Office of the Comptroller of the Currency; however, such status has not been finalized as of the date of this Report.

FT is a wholly owned subsidiary and is consolidated in our financial statements. At formation, no capital was contributed and no digital assets were acquired. Accordingly, there was no impact on our consolidated financial position or results of operations for the year ended December 31, 2025.

FT provides a dedicated structure through which we evaluate and, if appropriate, may implement digital asset-related strategies in a controlled and transparent manner. As of the date of issuance of these financial statements, FT has engaged in preliminary discussions with various counterparties, including cryptocurrency financing and investment platforms, regarding potential structures to execute such strategies. These discussions remain exploratory, and no binding agreements or definitive plans have been established. There can be no assurance that any such strategy will be pursued or that it will generate the anticipated benefits.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue for the year ended December 31, 2025 was $623, compared to $4,154 for the year ended December 31, 2024. The decrease was primarily due to the loss of a major customer during 2024 and a strategic shift to focus on our digital asset treasury initiative.

Total operating expenses for the year ended December 31, 2025 were $410,940, compared to $410,668 for the year ended December 31, 2024, as shown below:

Year ended December 31,	2025	2024

Accounting and Professional Fees	$142,039	$124,032
Wages and Benefits	184,144	203,144
Consulting Fees	2,500	6,099
Public Company Related and Filing Fees	20,745	28,616
Other General and Administrative	61,512	48,777
	$410,940	$410,668

Accounting and professional fees increased primarily due to higher audit, tax preparation, and advisory services during 2025 compared to 2024. The decrease in wages and benefits and consulting fees was primarily attributable to the absence of stock-based compensation expense in 2025 compared to 2024.

Public company-related and filing fees decreased compared to the prior year, primarily due to reduced OTC market-related costs following the Company’s change in trading status. Other general and administrative expenses increased modestly, primarily due to costs associated with attending an international Bitcoin conference and other business development activities.

Interest expense increased for the year ended December 31, 2025 to $71,776, compared to $55,954 for 2024. The increase was primarily due to interest accrued on additional borrowings during 2025.

Net loss for the year ended December 31, 2025 was $393,266, compared to $464,343 for 2024. The decrease in net loss was primarily attributable to the gain on extinguishment of debt offset by loss on derivative and abandoned acquisition costs. Additionally, there were lower personnel and consulting costs, partially offset by higher professional fees and interest expense.

In addition to the items discussed above, certain changes in our financial statements were driven by non-cash and non-operating items. During the year ended December 31, 2025, the Company recognized a loss related to the change in fair value of derivative liabilities associated with certain convertible debt instruments, as well as the write-off of previously recorded deposits related to an abandoned acquisition. These items contributed to period-over-period variability in reported results and are not reflective of ongoing operating performance.

Summary

Our results for the year ended December 31, 2025 reflect a continued transition in our business strategy, including the wind-down of legacy licensing activities and a focus on evaluating new strategic opportunities, including our digital asset treasury initiative.

While revenues declined as a result of reduced activity in prior business lines, operating expenses remained relatively consistent as we maintained public company infrastructure and professional support. Management continues to prioritize cost discipline while evaluating strategic transactions and capital formation opportunities intended to enhance long-term stockholder value.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. One of the Company’s more significant estimates relates to the valuation of derivative liabilities associated with certain convertible debt instruments.

During the year ended December 31, 2025, the Company reassessed the probability of certain contingent conversion features embedded in its convertible notes, including the 2023 and 2025 Series notes. As of December 31, 2024, management had assessed the likelihood of such features being triggered as remote. During 2025, based on changes in facts and circumstances, including the Company’s capital structure and financing activities, management revised this assessment and applied an estimated probability of 10% in its valuation models.

This change in estimate resulted in the recognition of derivative liabilities and corresponding non-cash expense for the year ended December 31, 2025. Actual outcomes could differ from these estimates, and changes in assumptions may result in further adjustments in future periods.

Liquidity and Capital Resources

The following discussion summarizes our liquidity position, working capital needs, and sources of capital as of December 31, 2025 and 2024.

Cash Flow and Working Capital

We had cash and cash equivalents of $14,188 as of December 31, 2025, compared to $413 as of December 31, 2024. Our working capital deficit was $2,215,329 as of December 31, 2025, compared to $2,334,745 as of December 31, 2024.

We continue to experience limited access to capital and expect that additional financing will be necessary to fund our operations. Market conditions for microcap companies remain challenging, making it difficult to secure financing on favorable terms. Our history of operating losses and our working capital deficit raise substantial doubt about our ability to continue as a going concern.

Our capital structure includes convertible debt instruments, certain of which are in default and contain derivative features that may result in additional non-cash expense and dilution.

We have evaluated events and conditions that may mitigate these risks. Our plans to alleviate the conditions giving rise to substantial doubt include seeking additional equity and/or debt financing, renegotiating or restructuring existing debt obligations, and continuing to reduce operating expenditures while focusing resources on initiatives intended to generate future revenues. We are also evaluating strategic transactions and other capital-raising alternatives consistent with our business plan.

Our ability to continue as a going concern is dependent upon our ability to successfully execute these plans. These plans are not wholly within our control, and there can be no assurance that additional financing will be available on acceptable terms, if at all, or that we will be able to generate sufficient cash flows from operations to meet our obligations as they come due.

Cash Flow from Financing Activities

We have historically funded our operations primarily through related party advances, private placements, and the issuance of debt securities. During the year ended December 31, 2025, we completed the following funding transactions:

•Received $50,000 on a convertible note payable from unrelated individual. The note has a stated principal amount of $55,555, reflecting an original issue discount (“OID”), bears interest at 15% per annum (simple interest), and matures on September 7, 2026.

•Received $130,000 on a convertible note payable from unrelated individuals.

•Received $25,000 on a convertible note payable from the spouse of a Company director. This note was issued on the same terms as those offered to unaffiliated investors and was executed on an arm’s length basis.

•Borrowed $12,067 through related party short-term advances.

During the year ended December 31, 2024, we completed the following funding transactions:

•Received $25,000 in proceeds from the sale of common stock;

•Borrowed $35,567 on notes payable from unrelated third parties;

•Borrowed $4,500 from our Chief Executive Officer; and

•Borrowed $41,758 through related party short-term advances.

Reference is made to Notes 5, 6 and 7 in the Consolidated Financial Statements included under Item 8 of this Report. Proceeds from these financings are being used for general corporate purposes, including working capital and operational expenses, and are not expected to materially change our financial condition.

The Company has engaged in transactions with related parties, including the issuance of convertible debt and short-term advances. During the year ended December 31, 2025, the Company received $25,000 in proceeds from a convertible note issued to the spouse of a Company director. This transaction was executed on terms consistent with those offered to unaffiliated investors and was considered to be conducted on an arm’s length basis. The Company also received short-term advances from related parties to support working capital needs.

Management believes that all related party transactions were conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties. Additional information regarding related party transactions is included in the consolidated financial statements and related notes.

Capital Requirements and Outlook

We expect to require additional financing to support our ongoing operations and strategic growth initiatives. These conditions continue to raise substantial doubt about our ability to continue as a going concern, which is dependent upon obtaining sufficient capital to fund operations and ultimately achieve profitability. We are evaluating various financing alternatives, including potential equity or debt offerings and strategic partnerships. If we are unable to obtain additional financing, we may be required to further curtail or cease operations.

Subsequent Event Financing

On February 18, 2026, we issued a $10,000 convertible promissory note to an investor. The terms of this note are substantially consistent with our existing convertible notes.

On March 13, 2026, we received an advance of $100,000 from an investor in connection with a proposed convertible promissory note financing currently under discussion. Pursuant to an understanding with the investor, the advance is intended to be applied toward the investor’s participation in a larger proposed financing, if consummated. We are currently evaluating a potential financing with the investor of approximately $2.0 million, which may include a combination of cash and non-cash digital asset consideration. In the event the financing is completed, the advance will be credited toward the investor’s subscription in such offering. If the proposed financing is not consummated, the advance will automatically be deemed invested in a convertible promissory note of the Company on terms substantially consistent with our other convertible notes. As of the date of issuance of these consolidated financial statements, the proposed financing has not been finalized, and no assurances can be provided that the transaction will be completed.

Reference is made to Note 13 in the Consolidated Financial Statements included under Item 8 in this Report.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements material to our financial condition, operations, or liquidity.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We had no cash equivalents as of December 31, 2025 and 2024.

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

Our audited consolidated financial statements and related notes are set forth below:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Farmhouse Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmhouse, Inc. as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Farmhouse, Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses, used cash in operations, and is reporting a stockholders’ deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Derivative Liabilities (Note 7)

The Company has convertible notes payable that contain embedded conversion features, some of which become mandatory upon certain events occurring in the future.  Because the fair value of derivative liabilities can be material, they are sensitive to management estimates, and they require subjectivity, the valuation was especially challenging and required complex auditor judgment.

During our audit we had to review the provisions of the convertible notes and determine if the conversion features embedded in the notes needed to be accounted for as derivatives.  Once a derivative was identified, we had to complete a detailed analysis of the valuation method, along with the inputs and estimates used in the valuation, to ensure the derivatives were accounted for at fair value. Our audit procedures resulted in material audit adjustments.

/s/ Mac Accounting Group & CPAs, LLP

We have served as Farmhouse, Inc.’s auditor since 2018.

Midvale, Utah

April 17, 2026

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$14,188	$413
Prepaid expenses	2,925	4,200
Deferred offering costs - Note 3	40,050	-
Total current assets	57,163	4,613

Deposit on investment - Note 4	-	26,175
Total assets	$57,163	$30,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$38,095	$59,701
Accrued legal fees	10,070	425,625
Accrued payroll and payroll taxes	1,498,040	1,313,896
Accrued liabilities	11,510	37,946
Accrued interest payable	129,229	79,226
Convertible notes payable, net of $32,483 debt discount, current, $45,000 in default - Note 5	102,072	45,000
Notes payable, $68,400 in default - Note 6	68,400	85,567
Derivative liabilities – convertible instruments - Note 7	89,455	-
Due to related parties, $4,500 in default - Note 8	325,621	292,397
Total current liabilities	2,272,492	2,339,358

Long-term liabilities:
Convertible notes payable, long-term - Note 5	434,100	34,000
Convertible notes payable to related party, long-term - Note 8	25,000	-
Total long-term liabilities	459,100	34,000
Total liabilities	2,731,592	2,373,358

Commitments and contingencies - Note 12	-	-

Stockholders’ deficit - Note 9:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 18,925,950 and 17,925,950 shares issued and outstanding, respectively	1,893	1,793
Additional paid-in capital	4,486,775	4,425,468
Accumulated deficit	(7,163,097)	(6,769,831)
Total stockholders’ deficit	(2,674,429)	(2,342,570)
Total liabilities and stockholders’ deficit	$57,163	$30,788

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2025	2024

REVENUES
Revenues	$623	$4,154
Costs of revenues	(125)	(1,875)
Gross margin	498	2,279

OPERATING EXPENSES
General and administrative	268,901	286,636
Professional fees	142,039	124,032
Total operating expenses	410,940	410,668

LOSS FROM OPERATIONS	(410,442)	(408,389)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt - Note 5	174,935	-
Loss on derivative	(59,808)	-
Abandoned acquisition costs - Note 3	(26,175)	-
Interest expense	(71,776)	(55,954)
Total other income (expense)	17,176	(55,954)

NET LOSS	$(393,266)	$(464,343)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,201,566	17,669,080

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2025 and 2024

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2023	17,325,950	1,733	$4,325,474	$(6,305,488)	$(1,978,281)

Common stock sold	62,500	6	24,994	-	25,000
Common stock issued for Restricted Stock Awards	350,000	35	(35)	-	-
Deposit on Investment	187,500	19	26,156	-	26,175
Stock-based compensation on RSA's vested	-	-	48,879	-	48,879
Net loss	-	-	-	(464,343)	(464,343)
Balance at December 31, 2024	17,925,950	1,793	4,425,468	(6,769,831)	(2,342,570)

Common stock issued in connection with GHS Equity Financing Agreement and recorded as deferred offering costs – Note 3	500,000	50	40,000	-	40,050
Common stock issued in connection with convertible note financing - Note 5	100,000	10	4,287	-	4,297
Common stock issued for Restricted Stock Awards - Note 11	400,000	40	4,440	-	4,480
Stock-based compensation on RSA's vested	-	-	12,580	-	12,580
Net loss	-	-	-	(393,266)	(393,266)
Balance at December 31, 2025	18,925,950	$1,893	$4,486,775	$(7,163,097)	$(2,674,429)

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393,266)	$(464,343)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of debt discount	7,016	-
Gain on extinguishment of debt - Note 5	(174,935)	-
Loss on derivative	59,808	-
Abandoned acquisition costs - Note 3	26,175	-
Common stock issued for Restricted Stock Awards	4,480	-
Stock-based compensation on RSA's vested	12,580	48,879
Changes in operating assets and liabilities:
Accounts receivable	-	4,170
Prepaid expenses	1,275	(210)
Accounts payable	(18,624)	13,099
Accrued legal fees	9,375	38,124
Accrued payroll and payroll taxes	184,144	184,144
Accrued liabilities	(436)	3,896
Accrued liabilities to related parties	48,000	48,000
Accrued interest payable	52,671	17,481
Accrued interest payable to related party	2,715	348
Net cash used in operating activities	(179,022)	(106,412)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	25,000
Proceeds from borrowings on note payable	-	35,567
Proceeds from borrowings on note payable from related party	-	4,500
Proceeds from convertible notes payable short-term	50,000	-
Proceeds from convertible notes payable long-term	130,000	-
Proceeds from related party convertible notes payable long-term	25,000	-
Proceeds from related party short-term advances	12,067	41,758
Repayment of related party short-term advances	(24,270)	-
Net cash provided by financing activities	192,797	106,825

NET CHANGE IN CASH	13,775	413
CASH AT BEGINNING OF PERIOD	413	-
CASH AT END OF PERIOD	$14,188	$413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued interest exchanged for convertible note payable	$8,500	$-
Accrued legal fees exchanged for convertible note payable	$250,000	$-
Accrued liabilities exchanged for convertible note payable	$26,000	$-
Note payable and accrued interest exchanged for convertible note payable	$19,600	$-
Shares issued in connection with debt	$4,297	$-
Debt discount at inception of derivative	$29,647	$-
Deferred offering costs recorded for equity facility commitment fee	$40,050	$-
Repayment of related party short-term advances with credit card	$5,288	$1,167
Deposit on investment	$-	$26,175

The accompanying notes are an integral part of these consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1 – ORGANIZATION AND OPERATIONS

Farmhouse, Inc. (the “Company”) was incorporated in the State of Nevada and historically engaged in technology development and brand management activities. The Company currently operates as a public company platform focused on evaluating strategic acquisitions and emerging opportunities, including initiatives in digital assets.

The Company operates through its wholly owned subsidiaries, including Farmhouse Washington, Farmhouse DTLA, Inc., and Farmhouse Treasury, LLC. While the Company maintains certain licensing activities, such activities have generated limited revenue to date and are not currently material to the Company’s financial condition or results of operations.

Share Exchange Agreement with Thrown, LLC

In September 2024, the Company entered into a Share Exchange Agreement (“SEA”) with Thrown, LLC (“Thrown”) and its members, pursuant to which the Company proposed to acquire all of the membership interests of Thrown, a beverage company. The SEA was subject to customary closing conditions, and the transaction did not close. No definitive acquisition was consummated, and control of Thrown never transferred to the Company. During the year ended December 31, 2025, management concluded that the likelihood of completing the proposed transaction was remote.

As of December 31, 2025, and through the date of issuance of these financial statements, the Company has no continuing obligations, commitments, or recognized assets or liabilities related to the proposed acquisition of Thrown. See Note 4.

Formation of Farmhouse Treasury LLC (“FT”) and Digital Asset Treasury Initiative

In September 2025, the Company organized Farmhouse Treasury LLC (“FT”), a wholly owned Nevada limited liability company, to support its digital asset treasury initiative. FT is a manager-managed entity, with the Company as sole member and its Chief Executive Officer and Chief Technical Officer serving as managers.

FT was established to develop and oversee the Company’s digital asset strategy, including treasury management, custody solutions, and capital allocation in digital assets, including Bitcoin and tokenized and physical gold. This initiative is intended to position the Company to participate in the emerging digital asset market while maintaining governance, reporting, and compliance standards consistent with those of a public company.

FT is a wholly owned subsidiary and is consolidated in the Company’s financial statements. At formation, no capital was contributed and no digital assets were acquired. Accordingly, there was no impact on the Company’s consolidated financial position or results of operations for the year ended December 31, 2025.

FT provides a dedicated structure through which the Company may evaluate and, if appropriate, implement digital asset-related strategies in a controlled and transparent manner. As of December 31, 2025, and through the date of issuance of these financial statements, FT has engaged in preliminary discussions with various counterparties regarding potential structures to execute such strategies. These discussions remain exploratory, and no binding agreements or definitive plans have been established. There can be no assurance that any such strategy will be pursued or that it will generate the anticipated benefits.

Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2025, the Company had a stockholders’ deficit of $2,674,429 and has incurred recurring losses from operations. For the year ended December 31, 2025, the Company generated a net loss of $393,266 and used cash in operating activities of $179,022.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

Management’s plans to alleviate this substantial doubt include obtaining additional capital through equity financings, debt financings, and continued financial support from related parties. The Company has historically relied on advances from officers and related parties to fund operations and may continue to do so. These plans are not entirely within the Company’s control and are dependent on external financing and the continued support of related parties.

There can be no assurance that the Company will be successful in obtaining additional funding or that such funding, if available, will be obtained on terms acceptable to the Company. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits held in checking and savings accounts with financial institutions and other highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the time of purchase. The Company had no cash equivalents as of December 31, 2025 and 2024.

Accounts Receivable

Accounts receivable represents amounts due from customers in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable do not bear interest and are presented net of an allowance for doubtful accounts. The Company evaluates the collectability of its accounts receivable and establishes an allowance based on a combination of factors, including historical collection trends and specific information about customer credit risk. When the Company becomes aware of a customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded.

Debt and Convertible Instruments

The Company accounts for its debt and convertible debt instruments in accordance with ASC 470, Debt. Debt is recorded at the principal amount net of original issue discounts, premiums, and debt issuance costs, which are amortized to interest expense over the contractual term of the instrument using the effective interest method. Interest expense is recognized as incurred. The Company evaluates debt modifications and extinguishments in accordance with ASC 470-50.

Convertible debt instruments are evaluated under ASC 470 and ASC 815, Derivatives and Hedging, to determine whether embedded conversion features require separate accounting as derivative liabilities. In making this assessment, the Company considers whether conversion features are indexed to the Company’s own stock and qualify for the equity scope exception under ASC 815. Conversion features that do not qualify for the equity scope exception are bifurcated and recorded as derivative liabilities at fair value, with changes in fair value recognized in earnings. Conversion features that qualify for the equity scope exception are accounted for as part of the host debt instrument.

The Company performs this evaluation at issuance and reassesses the classification of conversion features upon the occurrence of events such as modifications to contractual terms or changes in circumstances that could impact the accounting conclusion.

Derivative Liabilities

The Company accounts for derivative liability in accordance with ASC 815 Derivatives and Hedging and ASC 820 Fair Value Measurement. Convertible notes that have all the characteristics of an embedded derivative are bifurcated and valued at fair value at inception, conversion and each reporting date and related gains and losses are recorded in earnings. The Company estimates the fair value of derivative using the Black-Scholes option-pricing model or a probability weighted expected value approach.

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

The Company applies the guidance in ASC 820 to account for derivative liabilities measured on a recurring basis. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires that fair value measurements be classified and disclosed in one of the following 3 categories:

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.

•Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following tables present, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024:

December 31, 2025

Class	Level 1	Level 2	Level 3
Derivative Liability	-	-	$89,455

December 31, 2024

Class	Level 1	Level 2	Level 3
Derivative Liability	-	-	-

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and costs to renew or extend the term of an intangible asset is expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such indicators are present, the Company compares the carrying amount of the asset group to the estimated future undiscounted net cash flows expected to be generated from the use and eventual disposition of the asset group, excluding interest costs. If the sum of the undiscounted cash flows is less than the carrying amount, an impairment loss is recognized. No impairment loss was recognized during the years ended December 31, 2025 or 2024.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. As of December 31, 2025 and 2024, the Company did not have any operating or financing leases requiring recognition on the balance sheet.

Digital Assets

The Company may hold certain digital assets for treasury and strategic purposes in accordance with its Treasury Policy. Digital assets are recorded as indefinite-lived intangible assets in accordance with ASC 350, with crypto assets recorded in accordance with ASC 350-60, Intangibles – Goodwill and Other – Crypto Assets, and are initially recognized at cost or fair value at the measurement date, as applicable.

Digital assets acquired through non-cash consideration are measured at fair value as of the transaction measurement date, determined using observable quoted prices on the principal market for the specific digital asset, when available. The Company does not capitalize internally generated digital assets.

Subsequent to initial recognition, crypto assets are presented on the balance sheet at fair value, with changes in fair value recognized in earnings in the period in which they occur. Fair value measurements are classified within Level 1 of the fair value hierarchy when based on quoted prices in active markets.

Digital assets are subject to ongoing monitoring in accordance with the Company’s Treasury Policy, including custody, liquidity, and risk management considerations. The Company does not use digital assets as hedging instruments and does not engage in digital asset trading activities outside of its treasury strategy.

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

The Company generated revenues of $623 and $4,154 for the years ended December 31, 2025 and 2024, respectively. Revenues were generated from license fees in connection with NFT art license agreements, whereby licensees are granted a limited right to use the Company’s NFTs for the purpose of creating, marketing, and selling branded cannabis and hemp products and accessories. The Company’s performance obligation is met upon granting the licensee access to the NFTs. Revenue is recognized as the licensee sells products, based on a percentage of their gross sales. Fees are due the month after sales occur. One licensee accounted for 100% and 90% of license revenues for each of the years ended December 31, 2025 and 2024, respectively.

The corresponding costs of revenues associated with license revenues were $125 and $1,875 for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718, Compensation – Stock Compensation. Compensation costs related to stock options, restricted stock units, and other equity awards are measured based on the fair value of the awards at the grant date and recognized as expense over the requisite service period, typically the vesting period. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Forfeitures are accounted for as they occur.

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

Segment Reporting

In accordance with ASC 280, Segment Reporting, the Company operates in a single reportable segment. The Chief Financial Officer is the Chief Operating Decision Maker (“CODM”). The CODM reviews financial performance based on consolidated operating results shown in the statement of operations, including revenue, gross profit, and net loss. No disaggregated operating results are regularly reviewed below the consolidated level, and no discrete segment-level information is maintained. Additionally, the CODM considers our current and total assets as consolidated and recorded on the balance sheet, there is no additional asset information provided that are supplemental to those presented.  To date the Company has generated all revenues from third parties located in the United States and all of the Company’s assets are located in the United States.

Related Party Transactions

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. Related party transactions, balances, and relationships are identified separately in the consolidated financial statements and related notes. Transactions with related parties are conducted on terms equivalent to those that prevail in arm’s length transactions, unless otherwise disclosed. Management evaluates all related party transactions for proper accounting, disclosure, and potential conflicts of interest. See Note 8.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion will not be realized. The Company evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination. Changes in tax laws and rates are reflected in the period of enactment. See Note 11.

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method, but only to the extent that such inclusion would not be anti-dilutive. Potentially dilutive securities include convertible notes, stock options, warrants, and restricted stock awards. In periods where the Company reports a net loss, all potentially dilutive securities are considered anti-dilutive and are therefore excluded from the computation of diluted net loss per share. During 2025, the Company issued a convertible note that if converted on December 31, 2025 would have converted to 378,890 shares. There are other convertible notes outstanding as of December 31, 2025 and 2024, however certain events that triggered, or allowed for, conversion had not yet occurred and the conversion price that the shares would convert at if an event occurred is unknown; therefore as of those dates, the Company had no other potentially dilutive securities.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable as of December 31, 2025. The Company places its cash with high credit quality financial institutions.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

NOTE 3 – GHS EQUITY FINANCING AGREEMENT AND RELATED ACCOUNTING

On November 4, 2025, the Company entered into an Equity Financing Agreement with GHS Investments LLC, a Nevada limited liability company (“GHS”), providing the Company with an equity line of credit of up to $20.0 million over a 24-month term commencing upon the effectiveness of a registration statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) (the “GHS Agreement”).

Pursuant to the GHS Agreement, and subject to the effectiveness of a registration statement on Form S-1 (the “S-1”), the Company may, from time to time and at its sole discretion, deliver put notices (“Put Notices”) directing GHS to purchase shares of the Company’s common stock for aggregate gross proceeds of up to $20.0 million. Each individual draw (“Put”) may range from $10,000 to $500,000 and may not exceed 200% of the average daily trading dollar volume of the Company’s common stock for the ten (10) trading days preceding the applicable Put Notice date. A minimum of ten (10) trading days must elapse between successive Puts, and GHS’s beneficial ownership may not exceed 4.99% of the Company’s outstanding common stock at any time.

The purchase price for each Put equals the lower of (i) 95% of the lowest volume-weighted average price (“VWAP”) during the five-trading-day pricing period following delivery of a Put Notice, or (ii) 100% of the lowest intraday trading price during that same pricing period. Settlement occurs on the trading day immediately following the pricing period, at which time GHS remits funds to the Company, net of customary clearing and transaction fees not to exceed 3%.

Commitment Shares and Deferred Offering Costs

In connection with execution of the GHS Agreement, the Company issued 500,000 restricted shares of common stock to GHS as commitment shares (the “Commitment Shares”) as consideration for GHS’s commitment under the facility. The Commitment Shares are included for resale in the S-1.

The fair value of the Commitment Shares issued was $40,050 based on the quoted market price of common stock on the date of issuance, and represents a cost of obtaining access to future equity financing under the facility. As no amounts had been drawn under the facility as of December 31, 2025, this amount has been recorded as Deferred Offering Costs on the consolidated balance sheet.

The deferred offering costs will be recognized as a reduction of additional paid-in capital (i.e., a cost of equity financing) on a pro rata basis as the Company utilizes the facility through future drawdowns. If the Company does not utilize the facility, the deferred amount will be recognized as an expense when it is determined that no future economic benefit will be realized. Future puts will be recognized at fair value and the difference between net settlement and fair value will be recorded in earnings.

Accounting Considerations

The GHS Agreement includes variable pricing mechanisms based on future market prices of the Company’s common stock. The Company evaluated the agreement under ASC 815 and determined it is a contract indexed to its own stock and should be recorded as equity.

As of December 31, 2025, no Put Notices had been issued and no shares had been sold under the facility. The Company will reassess the accounting for the GHS Agreement upon each future draw under the facility.

Other Terms

The Company agreed to deposit $10,000 with GHS’s legal counsel at the closing of the first put to offset transaction-related costs.

The GHS Agreement will terminate upon the earlier of (i) the aggregate purchase of $20.0 million of the Company’s common stock under the facility, or (ii) twenty-four (24) months from execution of the agreement. Either party may suspend or terminate the GHS Agreement upon the occurrence of customary events of default, including, among others, a trading suspension, registration lapse, insolvency, or material breach.

The Company expects to use proceeds from any future equity draws, if any, for general working capital and strategic initiatives. No funds had been drawn under the facility as of December 31, 2025.

Subsequent to year end, the Company completed the filing of the S-1, which was declared effective by the SEC. See Note 13.

NOTE 4 – DEPOSIT ON INVESTMENT

As discussed in Note 1, in September 2024, the Company previously entered into a Share Exchange Agreement (“SEA”) with Thrown, LLC (“Thrown”) and its members for the proposed acquisition of all of the membership interests of Thrown.

In connection with the SEA, the Company issued 187,500 shares of its common stock to Thrown as an equity deposit. The fair value of the shares at the date of issuance, based on the quoted market price of the Company’s common stock, was $26,175. Because the closing conditions under the SEA were not satisfied and control of Thrown did not transfer to the Company, the Company recorded this amount as a Deposit on Investment in accordance with applicable accounting guidance for asset acquisitions.

During the year ended December 31, 2025, management determined that the likelihood of completing the proposed acquisition was remote and that the deposit was not recoverable. Accordingly, the Company recorded a full write-off of the Deposit on Investment of $26,175, which is reflected in the consolidated statement of operations for the year ended December 31, 2025.

As of December 31, 2025, the Company had no remaining deposit, receivable, or other asset related to the proposed acquisition of Thrown. The proposed transaction did not proceed, and no further obligations exist between the parties related to the SEA.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, NET

As of December 31, 2025 and 2024, the Company had outstanding convertible notes payable to unaffiliated individuals. The convertible notes bear interest at fixed rates, have stated maturities ranging from 2018 through 2028, and contain conversion features that permit or require conversion into shares of the Company’s common stock, as applicable, upon the occurrence of specified events or at the election of the holder. Certain notes were in default as of December 31, 2025.

Convertible notes outstanding as of December 31, 2025 were as follows:

Description	Interest Rate	Maturity	Stated Principal	Unamortized Debt Discount	Carrying Amount
Convertible note payable – in default	18%	July 2018	$45,000	$-	$45,000
November 2025 convertible promissory note	15%	September 2026	55,555	(32,483)	23,072
Series 2023 convertible notes	10%	June – October 2026	34,000	-	34,000
Series 2025 convertible notes	10%	February – October 2028	434,100	-	434,100
Total convertible notes payable			568,655	(32,483)	536,172
Less: current portion			(134,555)	32,483	(102,072)
Total convertible notes payable – long term			$434,100	$-	$434,100

As of December 31, 2025, $102,072 of the carrying amount was classified as current and $434,100 was classified as long-term. The five-year maturity for the convertible notes payable is as follows:

Year / Category	Amount
In default	$45,000
2026	57,072
2027	-
2028	434,100
2029	-
2030	-
Total	$536,172

Convertible notes outstanding as of December 31, 2024 were as follows:

Description	Interest Rate	Maturity	Carrying Amount
Convertible note payable – in default	18%	July 2018	$45,000
Series 2023 convertible notes	10%	June – October 2026	34,000
Total convertible notes payable			79,000
Less: current portion			(45,000)
Total convertible notes payable – long term			$34,000

As of December 31, 2024, $45,000 was classified as current and $34,000 was classified as long-term.

Convertible Note Payable – In Default

In July 2018, the Company issued a convertible promissory note to an unrelated individual with a principal amount of $45,000. Principal and accrued interest were originally due in July 2018, and the note is currently in default. The note bears interest at a rate of 18% per annum, accrues monthly, and is unsecured.

The note, together with all unpaid accrued interest, is automatically convertible in full upon the closing of a qualified financing. A qualified financing is defined as an equity financing resulting in gross proceeds to the Company of at least $750,000, including the conversion of this note and other debt. Upon a qualified financing, the conversion price would be equal to 100% of the per-share price paid by investors in the financing, subject to valuation adjustments ranging from a minimum valuation of $15,000,000 to a maximum valuation of $30,000,000.

Interest expense related to this note was $8,100 and $8,123 for the years ended December 31, 2025 and 2024, respectively. Accrued interest totaled $68,617 and $60,517 as of December 31, 2025 and 2024, respectively.

November 2025 Convertible Promissory Note (Original Issue Discount and Derivative Liability)

On November 7, 2025, the Company issued an unsecured convertible promissory note to an unaffiliated accredited investor for cash proceeds of $50,000. The note has a stated principal balance of $55,555, reflecting an original issue discount (“OID”) of $5,555, bears interest at 15% per annum (simple interest), and matures on September 7, 2026.

Beginning 180 days after issuance, the note is convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the lowest volume-weighted average price (“VWAP”) of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the conversion date, subject to a floor price of $0.15 per share. Accrued and unpaid interest is convertible on the same terms. The note includes a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon advance notice. The November 2025 Convertible Promissory Note includes an embedded conversion feature that is accounted for as a derivative liability under ASC 815. See Note 7.

The derivative liability was recognized at fair value on the issuance date, with the initial value of $29,647 recorded as a component of the debt discount which is being amortized over the term of the note. The derivative liability is subsequently remeasured at fair value at each reporting period, with changes in fair value recognized in the consolidated statement of operations. As of December 31, 2025, the derivative liability associated with this note is included in Derivative liabilities – convertible instruments on the consolidated balance sheet.

In connection with the financing, the Company issued 100,000 shares of its common stock to the investor as additional consideration. Under ASC 470 shares issued with debt are required to be valued at relative fair value and recorded as a debt discount. The relative fair value of these shares on the date of issuance was $4,297 and was recorded as a component of the debt discount which is being amortized to interest expense over the term of the note.

The Company recorded a total debt discount at issuance consisting of (i) the original issue discount, (ii) the fair value of the embedded derivative liability, and (iii) the fair value of shares issued in connection with the financing for a total of $39,499. This total debt discount is amortized to interest expense over the term of the note using the effective interest method.

As of December 31, 2025, the convertible note is presented net of an unamortized debt discount of $32,483 on the consolidated balance sheet. The Company recognized $7,016 in amortization of the debt discount as interest expense during the year ended December 31, 2025.

Interest expense related to this note was $1,279 for the year ended December 31, 2025. Accrued interest totaled $1,279 as of December 31, 2025.

Series 2023 Mandatorily Convertible Notes

In May 2023, the Board of Directors authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated as Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”). During 2023 the Company raised $34,000 through issuance of Series 2023 Notes. The Series 2023 Notes mature 36 months from the issue date (which range between June 1, 2026 and October 2, 2026), and bear interest at 10% per annum. The Series 2023 Notes are mandatorily convertible 30 calendar days after the earliest to occur of: (i) the Company’s common stock achieving a closing price greater than $1.00 for ten consecutive trading days (a “Market Forced Conversion”), or (ii) the Company completing an offering of common stock resulting in gross proceeds of at least $1,000,000 (an “Offering Forced Conversion”). Upon conversion, the Series 2023 Notes will automatically convert into shares of common stock at a conversion price equal to 75.8% of: (i) the closing price of the Company’s common stock on the tenth trading day for a Market Forced Conversion, or (ii) the offering price of the Company’s common stock for an Offering Forced Conversion. These notes include an embedded conversion feature that is accounted for as a derivative under ASC 815. See note 7.

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

As of December 31, 2025 and 2024 the outstanding balance of these notes is $34,000.

Interest expense was $3,408 and $3,426 for the years ended December 31, 2025 and 2024, respectively. Accrued interest totaled $8,549 and $5,141 as of December 31, 2025 and 2024, respectively.

Series 2025 Notes Mandatorily Convertible Notes

During the year ended December 31, 2025, the Company issued Series 2025 Notes. These notes are substantially similar to the Series 2023 Notes, except that they convert at 50% of the applicable offering price, or if the Company’s common stock trades at or above $1.00 ($0.50 for the March

18 Note) for 10 consecutive trading days, in which case they convert at 50% of the closing price on the tenth day. Of the total issuance, $130,000 was issued for cash and $304,100 was issued in exchange for outstanding liabilities for a total of $434,100 of Series 2025 notes issued during 2025.

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

On April 25, 2025, the Board approved the exchange of certain outstanding liabilities into Series 2025 Notes, effective as of March 31, 2025. These include the following:

•A promissory note with a principal balance of $5,500 and an accrued interest balance of $705, was exchanged for a new Series 2025 Note in the face amount of $6,200. The Company recorded a gain on extinguishment of debt of $5 for the year ended December 31, 2025 upon the exchange.

•Outstanding accrued legal fees and finance charges totaling $424,930 were exchanged for a new Series 2025 Note in the face amount of $250,000. The Company recorded a gain on extinguishment of debt of $174,930 for the year ended December 31, 2025 upon the exchange.

•An outstanding and overdue accounts payable of $8,270 and accrued interest of $230 was exchanged for a new Series 2025 Note in the face amount of $8,500.

•A promissory note with a principal balance of $11,667 and accrued interest balance of $1,733, was exchanged for a new Series 2025 Note in the face amount of $13,400.

The following Series 2025 Notes were issued for cash during the year ended December 31, 2025 all of which mature 36 months after issuance:

•$10,000 issued to an unrelated individual on February 24, 2025.

•$25,000 issued to an unrelated individual on April 16, 2025.

•$12,500 issued to an unrelated individual on April 21, 2025.

•$12,500 issued to an unrelated individual on April 28, 2025.

•$10,000 issued to an unrelated individual on June 23, 2025.

•$15,000 issued to an unrelated individual on August 15, 2025.

•$10,000 issued to an unrelated individual on October 20, 2025.

As of December 31, 2025 the outstanding balance of these notes was $434,100. The Company recognized a gain on extinguishment of $174,935 during the year ended December 31, 2025.

Interest expense totaled $31,897 for the year ended December 31, 2025. Accrued interest totaled $31,668 as of December 31, 2025.

Embedded Conversion Features

The Company evaluated the embedded conversion features associated with its convertible notes under ASC 470 and ASC 815. Based on this evaluation, the Company determined that certain embedded features are required to be bifurcated and accounted for as derivative liabilities.

These derivative liabilities are presented separately on the consolidated balance sheet as Derivative liabilities – convertible instruments, with changes in fair value recognized in earnings. See Note

7. The Company will reassess these conclusions in future periods for any modifications or changes in circumstances.

NOTE 6 – NOTES PAYABLE, IN DEFAULT

Notes payable is comprised of the following:

December 31,	2025	2024
Loan agreement with an unaffiliated individual, interest at 6% per annum, due December 16, 2021. In default.	$50,000	$50,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	5,000	5,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	5,000	5,000
Note payable to unaffiliated individual, interest at 12% per annum, due January 2, 2025. (1)	-	11,667
Note payable to unaffiliated individual, interest at 20% per annum, due February 9, 2025. (1)	-	5,500
Note payable to unaffiliated individual, interest at 20% per annum, due March 30, 2025. In default	8,400	8,400
Total Notes Payable	$68,400	$85,567

(1)Note payable converted into a Series 2025 Note. See Note 5.

One promissory note entered into in 2021 with an unaffiliated individual has a principal balance of $50,000 and is senior in priority to other indebtedness of the Company. The Company’s Chief Executive Officer personally and unconditionally guaranteed repayment of this note.

As of December 31, 2025 all outstanding notes were in default.

The weighted average interest rate of notes payable with a term of 1 year or less (including related party notes and convertible notes payable) is 12.4%.

Interest expense related to notes payable was $7,986 and $5,993 for the years ended December 31, 2025 and 2024, respectively. Accrued interest totaled $19,117 and $13,569 as of December 31, 2025 and 2024, respectively.

NOTE 7 – DERIVATIVE LIABILITIES ASSOCIATED WITH CONVERTIBLE NOTES

The Company evaluates the conversion features of its convertible debt instruments in accordance with ASC 815, Derivatives and Hedging, to determine whether such features require bifurcation and separate accounting as derivative liabilities.

Certain of the Company’s convertible notes contain embedded conversion features with terms including provisions with variable conversion prices based on future market prices and mandatory conversion features. As a result, these features are required to be accounted for as derivative liabilities under ASC 815.

Derivative liabilities are recorded at fair value. For convertible instruments issued with embedded derivative features, the initial fair value of the derivative is recorded as a debt discount and amortized to interest expense over the contractual term of the related debt instrument using the effective interest method. The derivative related to the November 2025 convertible note had an initial fair value of $29,647 which was included as a debt discount. For certain convertible notes issued in prior periods (including Series 2023 and Series 2025 notes), the fair value of derivative liability was zero at inception, thus no debt discount was recorded. The Company has recorded derivative liabilities based on their estimated fair value as of December 31, 2025 and 2024, with the corresponding amount recognized in earnings.

The fair value of derivative liabilities is estimated using valuation techniques that incorporate both observable and unobservable inputs. Due to the use of significant unobservable inputs, these measurements are classified within Level 3 of the fair value hierarchy under ASC 820. The Company utilized option-pricing models, including the Black-Scholes model for the derivative liability related to the November 2025 note.

Key assumptions for used in the Black-Scholes model for the derivative liability value related to November 2025 Convertible Note are as follows:

Stock Price	$0.0801 - $0.103
Volatility	695% - 795%
Remaining Contractual Term	250 - 340 days
Risk-free interest rate	3.48% - 3.63%
Exercise Price	$ 0.15

The Company utilized a probability weighted expected value approach for the derivatives related to the 2023 and 2025 series notes. Because the conversion feature of the Series 2023 and 2025 notes is only triggered by certain events, and because the discount is fixed (meaning although the number of shares that could be issued to the note holder is variable, they will get the same discount to market) the Company estimated the fair value by multiplying the estimated probability that the triggering events would result in conversion by the fixed discount of the notes. As of December 31, 2025, the Company applied an estimated probability of 10% to such events based on management’s assessment of current financing discussions, market conditions, and the specific terms of the underlying instruments. The estimated probability is subjective and could reasonably be different. Small changes in this estimate could result in a significantly higher or lower fair value measurement at the reporting date. Prior to December 31, 2025, the Company believed the probability of triggering events occurring was remote, thus the Company estimated the fair value of derivatives to be $0. Due to discussions with various investors, it was deemed more likely that triggering events might occur as of December 31, 2025 thus management believes an increased estimate of 10% is reasonable and conservative.

Key assumptions for the derivative liability value related to Series 2023 and 2025 Convertible Notes are as follows:

Estimated probability triggering events will occur	10.0%
Fixed Discount Percentage: Series 2023	24.2%
Fixed Discount Percentage: Series 2025	50.0%

The following tables present the changes in the derivative liability balance for the years ended December 31, 2024 and 2025:

Balance, December 31, 2023	$-
Derivative recorded at inception	-
Loss on derivative	-
Balance, December 31, 2024	-
Derivative recorded at inception	29,647
Loss on derivative	59,808
Balance, December 31, 2025	$89,455

As of December 31, 2025 and 2024, the derivative liability balance was $89,455 and $0, respectively. Loss on derivative was $59,808 and $0 for the periods ended December 31, 2025 and 2024, respectively.

The Company will continue to reassess these instruments at each reporting date for changes in fair value and classification.

NOTE 8 – DUE TO RELATED PARTIES

Due to related parties is comprised of the following:

Current

December 31,	2025	2024
Advances from officers	$52,058	$69,549
Accrued liability to contracted CFO	266,000	218,000
Note payable to officer, in default	4,500	4,500
Accrued interest on related party notes	3,063	348
Total due to related parties – current	$325,621	$$292,397

Long-Term

December 31,	2025	2024
Convertible note payable to related party	$25,000	$-
Total due to related parties – long-term	$25,000	$-

Total due to related parties was $350,621 and $292,397 as of December 31, 2025 and 2024, respectively.

All related party transactions are subject to Board review and approval and are accounted for in accordance with ASC 850.

Advances from officers represent cash advances made by Company officers to fund operating expenses, as well as payments made by officers on behalf of the Company. All amounts due to officers are unsecured and non-interest bearing.

During the year ended December 31, 2025, Company officers advanced $12,067 to the Company and received repayments totaling $24,270 in cash and $5,288 through personal charges to the Company’s credit card.

During the year ended December 31, 2024, Company officers advanced $41,758 to the Company. Repayments totaled $1,167, all of which were made through personal charges to the Company’s credit card; no cash repayments were made.

The Company’s Chief Financial Officer is engaged under a consulting arrangement and is not a W-2 employee. As of December 31, 2025 and 2024, accrued but unpaid fees totaled $266,000 and $218,000, respectively.  During the year ended December 31, 2025 the Company recorded $48,000 in consulting fees and made no repayments on the debt.  Additionally, the Company recorded $4,480 for Restricted Stock Awards that vested during the year (see Note 10).

In August 2024, the Company issued an unsecured promissory note to its Chief Executive Officer in the principal amount of $4,500. The note bears interest at 20% per annum and matured on February 12, 2025. As of December 31, 2025 and 2024, the note remained unpaid and in default. Interest expense related to this note was $900 and $348 for the years ended December 31, 2025 and 2024, respectively. Accrued interest was $1,248 and $348 as of December 31, 2025 and 2024, respectively.

On April 18, 2025, the Company issued a $25,000 Series 2025 mandatorily convertible note to the spouse of a Company director. See Note 5. The note matures on April 18, 2028 and is considered a related party transaction. The note was issued on the same terms as those offered to unaffiliated investors. Interest expense related to this note was $1,815 for the year ended December 31, 2025. Accrued interest was $1,815 as of December 31, 2025.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Board of Directors has the authority to establish one or more series of preferred stock and to determine the designations, preferences, rights, and restrictions of each series. No shares of preferred stock were issued or outstanding as of December 31, 2025 or 2024.

As of December 31, 2025, the Company had not reserved shares of common stock for future issuance. The Company may be required to reserve shares in connection with its outstanding convertible notes payable and Series 2025 Notes. See Note 5. The number of shares issuable upon conversion is not currently determinable and will depend on future events, including pricing triggers specified in the respective agreements.

Common Stock Activity

Common stock transactions during the year ended December 31, 2025 were as follows:

•On July 16, 2025, the Board of Directors granted Restricted Stock Awards (“RSAs”) totaling 400,000 shares of common stock under the 2021 Omnibus Incentive Plan (“2021 OIP”). See Note 10.

•On November 5, 2025, the Company issued 500,000 restricted shares of common stock to GHS in connection with the GHS Equity Financing Agreement. See Note 3.

•On November 7, 2025, the Company issued 100,000 shares of common stock to an investor as additional consideration in connection with a financing. See Note 5.

As a result of these transactions, the Company had 18,925,950 shares of common stock outstanding as of December 31, 2025.

Common stock transactions during the year ended December 31, 2024 were as follows:

•On May 17, 2024, the Board of Directors granted Restricted Stock Awards totaling 340,000 shares of common stock under the 2021 Omnibus Incentive Plan. See Note 10.

•On May 28, 2024, the Company issued 62,500 shares of common stock to an unrelated third party pursuant to a subscription agreement at $0.40 per share, resulting in cash proceeds of $25,000.

•On July 6, 2024, the Company issued 187,500 shares of common stock to Thrown, LLC in connection with a Share Exchange Agreement, valued at $26,175 based on the quoted market price of the Company’s common stock. See Note 3.

•On September 6, 2024, the Board of Directors granted Restricted Stock Awards totaling 10,000 shares of common stock under the 2021 Omnibus Incentive Plan. See Note 10.

As a result of these transactions, the Company had 17,925,950 shares of common stock outstanding as of December 31, 2024.

NOTE 10 – STOCK-BASED COMPENSATION AND RESTRICTED STOCK AWARDS

In May 2021, the Board of Directors approved the Farmhouse, Inc. 2021 Omnibus Incentive Plan (the “2021 OIP”), which permits the issuance of up to 3,000,000 shares of common stock through awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards, and cash-based awards. The 2021 OIP was approved by stockholders holding a majority of the Company’s outstanding shares.

Stock Options

Options granted under the 2021 OIP may be either incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. The exercise price of options must not be less than 100% of the fair market value of the Company’s common stock on the date of grant (110% for holders of more than 10% of the voting stock). Options vest as determined by the Board of Directors and expire no later than ten years from the date of grant (five years for optionees owning more than 10% of voting stock).

No stock options or other equity instruments were granted during the periods presented.

Restricted Stock Awards (“RSAs”)

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, recognizing expense based on the grant-date fair value of awards over the requisite service period. RSAs are issued at fair market value on the grant date and typically vest over time, subject to continued service. Stock-based compensation is recognized on a straight-line basis over the vesting period unless the awards are fully vested upon grant.

The following table summarizes RSA activity:

	Number of RSAs	Weighted Average Grant Date Fair Value
Balance as of January 1, 2024	270,000	$0.128
Awarded	350,000	$0.089
Vested	(400,000)	$0.122
Forfeited	-	$-
Balance as of December 31, 2024	220,000	$0.076
Issued	400,000	$0.011
Vested	(570,000)	$0.030
Forfeited	-	$-
Balance as of December 31, 2025	50,000	$0.084

During the year ended December 31, 2025, the Company granted 400,000 RSAs, in connection with CFO services. The weighted-average grant date fair value of these RSAs was based on the Company’s common stock price of approximately $0.011 per share on the grant date. These RSAs were fully vested upon grant, and the related expense of $4,480 was recognized immediately.

During the year ended December 31, 2024, the Company granted a total of 350,000 RSAs, including:

•100,000 shares awarded for CFO services, vesting through March 31, 2025;

•240,000 shares granted to legal counsel in connection with the proposed Thrown transaction, vesting through May 31, 2026; and

•10,000 shares granted to a consultant, vesting through December 31, 2024.

Stock-based compensation expense recognized was $17,060 (including the $4,480 recognized for RSAs issued in 2025 plus $12,580 recognized for the vesting of RSAs issued in prior years) and $48,879 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had $4,200 of unrecognized compensation expense related to non-vested RSAs, which is expected to be recognized over a weighted-average period of approximately 4.9 months, all within 2026.

NOTE 11 – INCOME TAXES

As of December 31, 2025, the Company had approximately $4,305,000 of federal and state net operating loss carryforwards (“NOLs”) available to offset future taxable income. Federal NOLs generated after 2017 are subject to indefinite carryforward but are limited to 80% of taxable income in any given period under the Tax Cuts and Jobs Act. State NOL carryforwards generally expire between 2040 and 2045. Due to the Company's cumulative losses and uncertainty regarding future profitability, a full valuation allowance has been recorded against all deferred tax assets as of December 31, 2025 and 2024.

The Company used an effective federal income tax rate of 21% and a state income tax rate of 8.84% in calculating its deferred tax assets and liabilities. The components of the Company’s net deferred tax assets are as follows:

Year Ended December 31,	2025	2024
Net operating loss carryforwards	$1,284,700	$842,100
Accrued payroll and compensation	447,000	275,900
Depreciation differences	54,000	42,600
Valuation allowance	(1,785,700)	(1,160,600)
Net deferred tax assets	$-	$-

The reconciliation of the expected U.S. federal income tax provision (benefit) based on the statutory rate to the Company’s recorded provision is as follows:

Year Ended December 31,	2025	2024
Federal statutory rate applied to pre-tax income (loss)	$(117,400)	$(97,500)
Depreciation	(6,600)	(4,600)
Meals and entertainment disallowance	200	100
Other non-deductible expenses	32,800	10,300
Payroll and compensation expenses	54,900	38,700
Gain on extinguishment of debt	(52,200)	-
Change in valuation allowance	88,300	53,000
Total provision for income taxes	$-	$-

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in legal proceedings, claims, and regulatory matters arising in the ordinary course of business. Management, in consultation with legal counsel, evaluates such matters and records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2025, the Company is not aware of any pending or threatened matters that would have a material adverse effect on its financial position, results of operations, or cash flows.

The Company’s debt instruments, including certain convertible notes, contain provisions that may result in settlement through the issuance of shares of common stock or other adjustments upon the occurrence of specified events. See Notes 5 and 7.

The Company has entered into indemnification agreements with its officers and directors that provide for broad indemnification rights, including certain claims arising from their service to the Company. The Company has not recorded any liabilities related to such indemnification obligations as of December 31, 2025, as the likelihood of material payments is considered remote.

The Company does not have any material contractual commitments requiring future minimum payments as of December 31, 2025.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these consolidated financial statements were issued. Except as described below, there were no subsequent events that required recognition or disclosure.

Registration Statement and GHS Facility

In December 2025, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission in connection with the GHS Equity Financing Agreement. See Note 3. In January 2026, the SEC declared the registration statement effective, enabling the Company to access the equity line of credit. As of the date of issuance, the Company has not drawn funds under the facility.

Equity Issuances for Services

In January 2026, the Company issued 50,000 shares of common stock to legal counsel as compensation for services related to the preparation and filing of the Registration Statement.

In March 2026, the Company entered into a consulting agreement with an independent contractor and granted 10,000 restricted shares of common stock, vesting over time.

In March 2026, the Company entered into a consulting agreement with The GM Fund, LLC and approved the issuance of 120,000 restricted shares of common stock, vesting in monthly installments through March 2027.

Convertible Note Issuances

On February 18, 2026, the Company issued a $10,000 convertible promissory note to an investor. The terms of this note are substantially consistent with the Company’s existing convertible notes. See Note 5.

Advance Toward Proposed Financing

In March 2026, the Company received an advance of $100,000 from an investor in connection with a proposed convertible promissory note financing currently under discussion. Pursuant to an understanding with the investor, the advance is intended to be applied toward the investor’s participation in a larger proposed financing, if consummated. The Company is currently evaluating a potential financing with the investor of approximately $2.0 million, which may include a combination of cash and non-cash digital asset consideration.

In the event the financing is completed, the advance will be credited toward the investor’s subscription in such offering. If the proposed financing is not consummated, the advance will automatically be deemed invested in a convertible promissory note of the Company on terms substantially consistent with the Company's other convertible notes.

As of the date of issuance of these consolidated financial statements, the proposed financing has not been finalized, and no assurances can be provided that the transaction will be completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As of December 31, 2025, under the supervision of the Chief Executive Officer, we evaluated the effectiveness of these controls and concluded they were not effective due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on an evaluation conducted using the COSO 2013 framework, management concluded that internal control over financial reporting was not effective as of December 31, 2025, due to the following material weaknesses:

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

These weaknesses are common among companies of similar size. Subject to securing additional financing, we intend to remediate these deficiencies by implementing formal control processes and hiring additional accounting personnel.

Internal controls provide reasonable, but not absolute, assurance against misstatements or fraud. No system can guarantee prevention or detection of all errors or irregularities.

Auditor’s Report on Internal Control Over Financial Reporting

This Report does not include an attestation by our independent auditors, as permitted for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers as of April 15, 2026:

Name	Position	Age	Date Appointed
Evan Horowitz	Chief Executive Officer, Director	53	January 28, 2014
Michael Landau	Chief Technical Officer, Secretary, Treasurer, Director	54	January 28, 2014
Leslie Katz	Director	64	October 13, 2023
Lanny R. Lang	Chief Financial Officer	67	February 8, 2021

Directors serve one-year terms until the next annual meeting or removal. Officers are appointed by the board and serve at its discretion.

There are no agreements regarding director elections, and no director has held directorships in other SEC-reporting companies in the past five years.

Biographies

Evan Horowitz, has served as Co-Founder, Chief Executive Officer, and Director since 2014. He manages business development, branding, and strategy, and is a former CEO of multiple technology businesses. Mr. Horowitz is also a co-inventor on two monetized technology patents and studied Mass Communications at the University of California, Berkeley.

Michael Landau, has served as Co-Founder, Chief Technical Officer, Secretary, Treasurer, and Director since 2014. He oversees our technology platforms and previously served as CTO of Essociate Inc. Mr. Landau holds a Bachelor of Science degree in Economics and Computer Science from the University of California, Berkeley, and a Juris Doctor from UC Hastings. He is a member of the California Bar.

Leslie Katz, has served as an Independent Director since 2023. She is an attorney specializing in blockchain, fintech, cybersecurity, and emerging technology law. Ms. Katz is a former Port Commissioner of San Francisco and has been a Partner at Practus LLP since 2022. She holds a Bachelor of Science degree in Psychology from the University of California, Berkeley, and a Juris Doctor from UC Law San Francisco.

Lanny R. Lang, serves as Chief Financial Officer through Lang Financial Services, Inc. He has over 35 years of experience in CFO roles, SEC reporting, and corporate restructuring. Mr. Lang has been the Principal of Lang Financial Services, Inc. since 1993 and currently serves as CFO of 3Win Corp. and House of Jane, Inc. He previously served as CFO of ORhub, Inc. and Aztore Capital Corp. Mr. Lang holds a Bachelor of Arts degree in Accounting from the University of Northern Iowa.

Board Operations

During 2025 and 2024, the Board acted by written consent without holding formal meetings. We do not have separate audit, nominating, or compensation committees; the full Board performs these functions. Audit oversight is shared among the Board, CEO, and CFO.

Board Leadership and Risk Oversight

Evan Horowitz serves as both Chairman and Chief Executive Officer. The Board believes that combining these roles is appropriate given our size, stage of development, and limited personnel resources. The Board maintains oversight of significant Company decisions, including strategic transactions, financing matters, and executive appointments.

The Board is also responsible for overseeing our risk management practices, including cybersecurity risk. While we do not maintain a formal risk committee, cybersecurity risk is considered part of the broader enterprise risk profile and is monitored at the management level by our Chief Technical Officer, who has extensive experience in software infrastructure and systems security.

The Chief Technical Officer is responsible for identifying, assessing, and responding to material risks related to cybersecurity threats. We utilize commercially available security protocols and third-party services to monitor system vulnerabilities and unauthorized access attempts. As of the date of this filing, no material cybersecurity incidents have been identified.

Cybersecurity matters, including risk exposures and mitigation strategies, are reviewed by the Board at least annually, or more frequently if needed. Management reports to the Board any known cybersecurity incidents or material changes in threat posture. Although our cybersecurity framework is still developing, it continues to assess its needs based on evolving business activities and regulatory requirements.

Director Nomination Process

We do not maintain a separate nominating committee. Board candidates are evaluated based on independence, experience, integrity, financial literacy, and availability. Formal diversity criteria have not been adopted.

Significant Employees

We do not have significant employees other than its executive officers.

Audit Committee Financial Expert

We do not currently have an audit committee financial expert but intends to appoint one as it grows.

Legal Proceedings

No executive officer or director has been involved in any reportable legal proceedings during the past ten years.

Potential Conflicts of Interest

We are not aware of any conflicts involving its officers or directors.

Director Independence

We are not subject to exchange listing standards requiring a majority of independent directors. Leslie Katz qualifies as an independent director under OTC Markets guidelines.

Code of Ethics

We have not yet adopted a formal Code of Ethics but intends to do so.

Section 16(a) Compliance

Based on its review, we believe all Section 16(a) filing requirements applicable to officers, directors, and 10% stockholders were satisfied during 2025.

Family Relationships

There are no family relationships among our officers or directors.

Shareholder Communications with the Board of Directors

We do not currently maintain a formal process for shareholders to communicate with the Board of Directors. While shareholders may send correspondence to our mailing address, there are no specific procedures in place to ensure that such communications are directed to the Board or any individual director. Additionally, we do not have a process for reviewing, screening, or categorizing shareholder communications prior to delivery. The Board may consider establishing a more formal process if shareholder communications become more frequent or material to governance oversight.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation earned by or accrued for our named executive officers for the fiscal years ended December 31, 2025 and 2024. None of the officers were paid cash salaries and all amounts are accrued and unpaid as of December 31, 2025.

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compen-sation ($)	Total ($)
Evan Horowitz (1)	CEO	2025	85,000	0	0	0	0	85,000
		2024	85,000	0	9,500	0	0	94,500
Michael Landau (1)	CTO	2025	85,000	0	0	0	0	85,000
		2024	85,000	0	9,500	0	0	94,500
Lanny R. Lang (2)	CFO	2025	0	0	4,480	0	48,000	52,480
		2024	0	0	17,900	0	53,000	70,900

(1)Stock awards represent vested RSAs.

(2)Mr. Lang is compensated through Lang Financial Services, Inc. ("LFSI") and is not a W-2 employee. As of December 31, 2025, we owed LFSI $266,000 for services provided since 2021.

Outstanding Equity Awards at Year End

No named executive officer held unvested equity awards as of December 31, 2025.

Retirement or Similar Benefit Plans

We do not maintain retirement plans, deferred compensation plans, or change-in-control arrangements for its executives or directors.

Director Compensation

None.

Additional Information

We do not maintain any retirement benefit plans, deferred compensation plans, or severance or change-in-control agreements for its executives or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 15, 2026, we had 19,105,950 shares of common stock outstanding. The following table sets forth beneficial ownership information for each director, executive officer, and any stockholder known to beneficially own more than 5% of the outstanding shares.

Name and address (*)	Shares Beneficially Owned (1)	Percent of Class (2)

Evan Horowitz, CEO	3,739,272	19.6%
Michael Landau, CTO	3,739,272	19.6%
Leslie Katz, Director	201,666	1.1%
Lanny R. Lang, CFO	951,964	5.0%
All Officers and Directors (4 persons)	8,632,174	45.2%

(*)The address for each beneficial owner listed is 548 Market Street, Suite 90355, San Francisco, CA 94104.

(1)Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares subject to options or other rights exercisable within 60 days of April 15, 2026 are deemed outstanding for purposes of calculating the number of shares and percentage beneficially owned by the person holding such rights but are not deemed outstanding for purposes of calculating the percentage ownership of any other person.

(2)Based on 19,105,950 shares of common stock outstanding as of April 15, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

All related party transactions are subject to Board review and approval and are accounted for in accordance with ASC 850.

Advances from officers represent cash advances made by Company officers to fund operating expenses, as well as payments made by officers on behalf of the company. All amounts due to officers are unsecured and non-interest bearing. During the year ended December 31, 2025, Company officers advanced $12,067 and received repayments totaling $24,270 in cash and $5,288 through personal charges to the company’s credit card. During the year ended December 31, 2024, Farmhouse officers advanced $41,758 to the company. Repayments totaled $1,167, all of which were made through personal charges to the company’s credit card; no cash repayments were made.

Our Chief Financial Officer is engaged under a consulting arrangement and is not a W-2 employee. We expensed the following for the CFO’s services: $48,000 in compensation and $4,480 in Restricted Stock Awards that vested during the year. During the year ended December 31, 2024, we expensed the following for the CFO’s services: $53,000 in compensation ($5,000 of which was paid in cash) and $17,900 in Restricted Stock Awards that vested during the year. As of December

31, 2025 and 2024, accrued but unpaid fees for services provided totaled $266,000 and $218,000, respectively.

In August 2024, we issued an unsecured promissory note to its Chief Executive Officer in the principal amount of $4,500. The note bears interest at 20% per annum and matured on February 12, 2025. As of December 31, 2025 and 2024, the note remained unpaid and in default. Interest expense related to this note was $900 and $348 for the years ended December 31, 2025 and 2024, respectively. Accrued interest was $1,248 and $348 as of December 31, 2025 and 2024, respectively.

On April 18, 2025, we issued a $25,000 Series 2025 mandatorily convertible note to the spouse of a Company director. The note matures on April 18, 2028 and is considered a related party transaction. The note was issued on the same terms as those offered to unaffiliated investors. Interest expense related to this note was $1,815 for the year ended December 31, 2025. Accrued interest was $1,815 as of December 31, 2025.

Director Independence

As of the date of this Report, Leslie Katz qualifies as an independent director under OTC Markets guidelines.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes fees billed by Mac Accounting Group & CPAs, LLP:

Service	2025	2024
Audit Fees	$42,500	$41,500
Audit-Related Fees	3,000	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$45,500	$41,500

We do not have a separate audit committee. The full Board reviews and pre-approves all services performed by the independent auditor.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

1.Our Consolidated Financial Statements are listed under Item 8 of this Report.

2.Financial statement schedules have been omitted as they are either not required, not material, or included in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed or incorporated by reference:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
3.1	Certificate of Incorporation (as filed with Form S-1/A Amendment No. 6 on October 9, 2021)		☒
3.2	Amended Articles of Incorporation (as filed with Form S-1/A Amendment No. 6 on October 9, 2021)		☒
3.6	Bylaws (as filed with Form S-1/A Amendment No. 6 on October 9, 2021)		☒
21.1	List of Subsidiaries (as filed with Form S-1/A Amendment No. 6 on October 9, 2021)		☒
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act	☒
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act	☒
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	☒

ITEM 16. FORM 10–K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on April 17, 2026.

By: /s/ Evan Horowitz

Evan Horowitz

Chief Executive Officer and Director

Each person whose signature appears below hereby constitutes and appoints Evan Horowitz as his or her true and lawful attorney-in-fact.

Signature	Title

/s/ Evan Horowitz	Chief Executive Officer, Director
Evan Horowitz

/s/ Lanny R. Lang	Chief Financial Officer, Chief Accounting Officer (Principal Financial and Accounting Officer)
Lanny R. Lang

/s/ Michael Landau	Chief Technical Officer, Treasurer, Director
Michael Landau

/s/ Leslie Katz	Director
Leslie Katz