Form 10-Q
period 2026-03-31
FARMHOUSE, INC. /NV
filed 2026-05-20
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
or

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

☐ Yes [X] No

The number of shares of the issuer’s Common Stock outstanding as of May 19, 2026 is 19,105,950.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, and assumptions and involve risks and uncertainties that could cause actual results to differ materially. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” and similar expressions identify forward-looking statements.

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

FARMHOUSE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

March 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash	$32,329	$14,188
Prepaid expenses	8,550	2,925
Crypto Assets	14,209	-
Deferred offering costs	40,050	40,050
Total current assets	95,138	57,163

Total assets	$95,138	$57,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,455	$38,095
Accrued legal fees	10,070	10,070
Accrued payroll and payroll taxes	1,544,076	1,498,040
Accrued liabilities	8,050	11,510
Accrued interest payable	142,623	129,229
Convertible notes payable, current, net of $20,789 and $32,483 debt discount, respectively. $45,000 in default	113,766	102,072
Notes payable, in default	55,000	68,400
Financing Advance	100,000	-
Derivative liabilities - convertible instruments	104,667	89,455
Due to related parties, $4,500 in default	336,880	325,621
Total current liabilities	2,450,587	2,272,492

Long-term liabilities:
Convertible notes payable, long-term, net of $963 and $0 debt discount, respectively	443,137	434,100
Convertible notes payable to related party, long-term	25,000	25,000
Total long-term liabilities	468,137	459,100
Total liabilities	2,918,724	2,731,592

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 19,105,950 and 18,925,950 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,911	1,893
Additional paid-in capital	4,493,027	4,486,775
Accumulated deficit	(7,318,524)	(7,163,097)
Total stockholders’ deficit	(2,823,586)	(2,674,429)
Total liabilities and stockholders’ deficit	$95,138	$57,163

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FARMHOUSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2026	2025

REVENUES
Revenues	$-	$-
Costs of revenues	-	-
Gross margin	-	-

OPERATING EXPENSES
General and administrative	67,816	67,110
Professional fees	41,633	23,684
Total operating expenses	109,449	90,794

LOSS FROM OPERATIONS	(109,449)	(90,794)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	-	174,935
Unrealized loss on crypto assets	(1,191)	-
Loss on derivatives	(14,212)	-
Interest expense	(30,575)	(15,853)
Total other income (expense)	(45,978)	159,082

NET INCOME (LOSS) BEFORE INCOME TAXES	(155,427)	68,288

INCOME TAXES	-	-

NET INCOME (LOSS)	$(155,427)	$68,288

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,999,617	17,925,950

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2026
(unaudited)

	Common Stock			Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2025	18,925,950	$1,893	$4,486,775	$(7,163,097)	$(2,674,429)

Common stock issued for services rendered	50,000	5	3,495	-	3,500
Common stock issued for Restricted Stock Awards	130,000	13	(13)	-	-
Stock-based compensation on RSA's vested	-	-	2,770	-	2,770
Net loss	-	-	-	(155,427)	(155,427)
Balance at March 31, 2026	19,105,950	$1,911	$4,493,027	$(7,318,524)	$(2,823,586)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(155,427)	$68,288
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on extinguishment of debt	-	(174,935)
Stock-based compensation on RSA's vested	2,770	3,145
Common stock issued for services rendered	3,500	-
Amortization of debt discount	11,731	-
Unrealized loss on crypto assets	1,191	-
Loss on derivatives	14,212	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,625)	(3,300)
Accounts payable	(2,640)	(4,208)
Accrued legal fees	-	9,375
Accrued payroll and payroll taxes	46,036	46,036
Accrued liabilities	(3,460)	(436)
Accrued liabilities related party	12,000	12,000
Accrued interest payable	13,394	6,257
Accrued interest payable related party	859	222
Net cash used in operating activities	(61,459)	(37,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of crypto assets	(15,400)	-
Net cash used in investing activities	(15,400)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	45,000
Repayments of notes payable	(13,400)	-
Proceeds from convertible notes payable long-term	10,000	-
Financing advance	100,000	-
Proceeds from related party short-term advances	-	11,460
Repayment of related party short-term advances	(1,600)	-
Net cash provided by financing activities	95,000	56,460

NET CHANGE IN CASH	18,141	18,904
CASH AT BEGINNING OF PERIOD	14,188	413
CASH AT END OF PERIOD	$32,329	$19,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,590	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable exchanged for convertible note payable	$-	$8,270
Accrued legal fees exchanged for convertible note payable	$-	$250,000
Accrued liabilities exchanged for convertible note payable	$-	$26,000
Note payable exchanged for convertible note payable	$-	$17,167
Accrued interest exchanged for convertible note payable	$-	$2,663
Debt discount recorded for derivative liability	$1,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Farmhouse, Inc. (the “Company”) was incorporated in the State of Nevada and historically engaged in technology development and brand management activities. While the Company maintains certain licensing activities, such activities have generated limited revenue to date and are not material to the Company’s financial condition or results of operations.

The Company has shifted its focus toward evaluating strategic acquisitions and emerging opportunities, including initiatives in digital assets. In furtherance of this strategy, in September 2025, the Company formed Farmhouse Treasury LLC (“FT”), a wholly owned Nevada limited liability company, to support its digital asset treasury initiative.

Digital Asset Treasury Initiative

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

As of March 31, 2026, the Company has commenced implementation of its digital asset strategy and has engaged in discussions with various counterparties regarding potential structures to expand such activities. These discussions remain preliminary, and no binding agreements have been executed.

Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2026, the Company had a stockholders’ deficit of $2,823,586 and has incurred recurring losses from operations. For the three months ended March 31, 2026, the Company reported a net loss of $155,427 and used $61,459 of cash in operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

Subsequent to March 31, 2026, the Company completed a financing transaction resulting in gross proceeds of $2 million. Management believes this financing provides additional liquidity to support operations and execute its strategic initiatives in the near term. See Note 13.

Management’s plans to address its liquidity needs include pursuing additional capital through equity and debt financings, including potential draws under the GHS equity line as described in Note 3, as well as continued financial support from related parties. The Company has historically relied on advances from officers and related parties to fund operations and may continue to do so. These plans are not entirely within the Company’s control and are dependent on external financing and the continued support of related parties.

While the Company believes the recently completed financing will improve its liquidity position, there can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains.

Management will continue to evaluate the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as issued by the Financial Accounting Standards Board (“FASB”) and the rules of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. Accordingly, they do not include all disclosures required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of results that may be expected for the full year.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on previously reported net loss or stockholders’ deficit.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits held in checking and savings accounts with financial institutions and other highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the time of purchase. The Company had no cash equivalents as of March 31, 2026 or December 31, 2025.

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

Derivative Liabilities

The Company accounts for derivative liability in accordance with ASC 815, Derivatives and Hedging, and ASC 820, Fair Value Measurement. Convertible notes that have all the characteristics of an embedded derivative are bifurcated and valued at fair value at inception, conversion and each reporting date and related gains and losses are recorded in earnings. The Company estimates the fair value of derivative using the Black-Scholes option-pricing model or a probability weighted expected value approach.

Fair Value of Financial Instruments

The Company follows ASC 820 in determining the fair value of financial assets and liabilities when applicable. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in fair value measurements are classified into three levels within the fair value hierarchy based on their observability.

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

The following tables present, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

March 31. 2026

Class	Level 1	Level 2	Level 3
Derivative Liability	-	-	$104,667

December 31, 2025

Class	Level 1	Level 2	Level 3
Derivative Liability	-	-	$89,455

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP when control of the promised goods or services is transferred to customers in an amount that reflects the consideration it expects to receive. There were no revenues for the three months ended March 31, 2026 and 2025.

Related Party Transactions

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. Related party transactions, balances, and relationships are identified separately in the consolidated financial statements and related notes. Transactions with related parties are conducted on terms equivalent to those that prevail in arm’s length transactions, unless otherwise disclosed. Management evaluates all related party transactions for proper accounting, disclosure, and potential conflicts of interest. See Note 9.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects potential dilution from securities that could be converted into common stock, unless such inclusion would be anti-dilutive. At March 31, 2026, all potentially dilutive securities were anti-dilutive due to the net loss reported. In November 2025, the Company issued a convertible note that if converted on March 31, 2026 would have converted to 393,046 shares. There were other convertible notes outstanding as of March 31, 2026, however certain events that triggered, or allowed for, conversion had not yet occurred and the conversion price that the convertible notes would convert at if an event occurred was unknown; therefore as of that date, the Company had no other potentially dilutive securities. At March 31, 2025, there were no events that allowed for conversion of the Company’s outstanding convertible notes and the conversion rate at which the convertible notes could be converted was not determinable, therefore there were no potentially dilutive securities at that date.

Recently Issued Accounting Pronouncements

There have been no material changes to recently issued accounting pronouncements as disclosed in the Company’s Annual Report on Form 10-K.

NOTE 3 – DIGITAL ASSETS

The Company maintains digital assets for treasury and strategic purposes in accordance with its Treasury Policy. As of March 31, 2026, the Company held digital assets with a fair value of $14,209, which are included in digital assets on the accompanying condensed consolidated balance sheet.

For the three months ended March 31, 2026, the Company recognized an unrealized loss on digital assets of $1,191, which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

NOTE 4 – GHS EQUITY FINANCING AGREEMENT AND DEFERRED OFFERING COSTS

In November 2025, the Company entered into an Equity Financing Agreement (the “GHS Agreement”) with GHS Investments LLC, which provides for an equity line of credit of up to $20.0 million over a 24-month term, subject to the effectiveness of a registration statement. The related registration statement on Form S-1 was declared effective by the Securities and Exchange Commission in January 2026.

Under the GHS Agreement, the Company may, from time to time, direct GHS to purchase shares of its common stock through drawdowns (“Puts”) at prices based on prevailing market conditions, subject to contractual limitations. The GHS Agreement includes customary terms and conditions, including a $10,000 legal deposit payable upon the first draw and standard termination and default provisions. The facility expires 24 months from execution unless terminated earlier.

As of March 31, 2026, the Company had not issued any Put Notices and had not drawn funds under the facility.

In connection with the GHS Agreement, the Company issued 500,000 restricted shares of common stock to GHS as consideration for the facility. The fair value of these shares, $40,050, was recorded as deferred offering costs on the on the accompanying condensed consolidated balance sheet. This deferred amount will be recognized as a reduction of additional paid-in capital on a pro rata basis as the Company utilizes the facility. If the facility is not utilized, the deferred amount will be recognized as expense at the time it is determined that no future economic benefit will be realized.

The Company evaluated the GHS Agreement under applicable accounting guidance and concluded that it is indexed to the Company’s own stock and qualifies for equity classification. This conclusion will be reassessed upon each future draw under the facility.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, NET

As of March 31, 2026 and December 31, 2025, the Company had outstanding convertible notes payable to unaffiliated individuals. The convertible notes bear interest at fixed rates, have stated maturities ranging from 2018 through 2028, and contain conversion features that permit or require conversion into shares of the Company’s common stock, as applicable, upon the occurrence of specified events or at the election of the holder. Certain notes were in default as of March 31, 2026.

Convertible notes outstanding as of March 31, 2026 were as follows:

Description	Interest Rate	Maturity	Stated Principal	Unamortized Debt Discount	Carrying Amount
Convertible note payable – in default	18%	July 2018	$45,000	$-	$45,000
Series 2023 convertible notes	10%	Jun–Oct. 2026	34,000	-	34,000
Series 2025 convertible notes	10%	Feb–Oct. 2028	434,100	-	434,100
November 2025 convertible promissory note	15%	Sept. 7, 2026	55,555	(20,789)	34,766
Series 2026 convertible notes	10%	Feb 2029	10,000	(963)	9,037
Total convertible notes payable			578,655	(21,752)	556,903
Less: current portion			(134,555)	20,789	(113,766)
Total convertible notes payable – long term			$444,100	$(963)	$443,137

As of March 31, 2026, $113,766 of the carrying amount was classified as current and $443,137 was classified as long-term.

Convertible Note Payable – In Default

In July 2018, the Company issued a convertible promissory note to an unrelated individual with a principal amount of $45,000. As of March 31, 2026, the outstanding balance of these notes was $45,000. Principal and accrued interest were originally due in July 2018, and the note is currently in default. The note bears interest at a rate of 18% per annum, accrues monthly, and is unsecured.

The note, together with all unpaid accrued interest, is automatically convertible in full upon the closing of a qualified financing. A qualified financing is defined as an equity financing resulting in gross proceeds to the Company of at least $750,000, including the conversion of this note and other debt. Upon a qualified financing, the conversion price would be equal to 100% of the per-share price paid by investors in the financing, subject to valuation adjustments ranging from a minimum valuation of $15.0 million to a maximum valuation of $30.0 million. We reviewed this conversion feature under ASC 815 and determined no derivative accounting was required. See Note 8.

Interest expense related to this note was $1,998 for each of the three months ended March 31, 2026 and 2025, respectively. Accrued interest was $70,615 and $68,617 as of March 31, 2026 and December 31, 2025, respectively.

Series 2023 Mandatorily Convertible Notes

In May 2023, the Board of Directors authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated as Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”). During 2023 the Company raised $34,000 through issuance of Series 2023 Notes. As of March 31, 2026, the outstanding balance of these notes is $34,000.

The Series 2023 Notes mature 36 months from the issue date (which range between June 1, 2026 and October 2, 2026), and bear interest at 10% per annum. The Series 2023 Notes are mandatorily convertible 30 calendar days after the earliest to occur of: (i) the Company’s common stock achieving a closing price greater than $1.00 for ten consecutive trading days (a “Market Forced Conversion”), or (ii) the Company completing an offering of common stock resulting in gross proceeds of at least $1,000,000 (an “Offering Forced Conversion”). Upon conversion, the Series 2023 Notes will automatically convert into shares of common stock at a conversion price equal to 75.8% of: (i) the closing price of the Company’s common stock on the tenth trading day for a Market Forced Conversion, or (ii) the offering price of the Company’s common stock for an Offering Forced Conversion. These notes include an embedded conversion feature that is accounted for as a derivative under ASC 815. See note 8.

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

Interest expense was $838 and $840 for the three months ended March 31, 2026 and 2025, respectively. Accrued interest was $9,387 and $8,549 as of March 31, 2026 and December 31, 2025, respectively.

Series 2025 Notes Mandatorily Convertible Notes

During 2025, the Company issued Series 2025 Notes. As of March 31, 2026, the outstanding balance of these notes was $434,100.

These notes are substantially similar to the Series 2023 Notes, except that they convert at 50% of the applicable offering price, or if the Company’s common stock trades at or above $1.00 ($0.50 for the March 18 Note) for 10 consecutive trading days, in which case they convert at 50% of the closing price on the tenth day.

Interest expense was $11,061 and $234 for the three months ended March 31, 2026 and 2025, respectively.

November 2025 Convertible Promissory Note (Original Issue Discount and Derivative Liability)

In November 2025, the Company issued an unsecured convertible promissory note to an unaffiliated accredited investor for cash proceeds of $50,000. The note has a stated principal balance of $55,555, reflecting an original issue discount (“OID”) of $5,555, bears interest at 15% per annum (simple interest), and matures on September 7, 2026.

Beginning 180 days after issuance, the note is convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the lowest volume-weighted average price (“VWAP”) of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the conversion date, subject to a floor price of $0.15 per share. Accrued and unpaid interest is convertible on the same terms. The note includes a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon advance notice. The November 2025 Convertible Promissory Note includes an embedded conversion feature that is accounted for as a derivative liability under ASC 815. See Note 8.

The derivative liability was recognized at fair value on the issuance date, with the initial value of $29,647 recorded as a component of the debt discount which is being amortized over the term of the note. The derivative liability is subsequently remeasured at fair value at each reporting period, with changes in fair value recognized in the consolidated statement of operations. As of March 31, 2026, the derivative liability associated with this note is included in Derivative liabilities – convertible instruments on the consolidated balance sheet.

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

As of March 31, 2026, the convertible note is presented net of an unamortized debt discount of $20,789 on the consolidated balance sheet. The Company recognized $11,731 in amortization of the debt discount as interest expense during the three months ended March 31, 2026.

Interest expense related to this note was $2,123 for the three months ended March 31, 2026. Accrued interest was $3,402 and $1,279 as of March 31, 2026 and December 31, 2025, respectively.

Series 2026 Notes Mandatorily Convertible Notes

During the three months ended March 31, 2026, the Company issued a new note for $10,000, denoted as Series 2026 Notes. These notes are identical to the Series 2025 Notes. The derivative liability was recognized at fair value of $1,000 on the issuance date and was recorded as a debt discount which is being amortized over the term of the note using the effective interest method. The derivative liability is subsequently remeasured at fair value at each reporting period, with changes in fair value recognized in the consolidated statement of operations. As of March 31, 2026, the derivative liability associated with this note is included in Derivative liabilities – convertible instruments on the consolidated balance sheet (see Note 8). As of March 31, 2026, the net carrying amount of this note was $9,037 and the debt discount was $963.

Interest expense totaled $177 for the three months ended March 31, 2026. Accrued interest was $177 as of March 31, 2026.

Convertible notes outstanding as of December 31, 2025 were as follows:

Description	Interest Rate	Maturity	Stated Principal	Unamortized Debt Discount	Carrying Amount
Convertible note payable – in default	18%	July 2018	$45,000	$-	$45,000
November 2025 convertible promissory note	15%	Sept. 7, 2026	55,555	(32,483)	23,072
Series 2023 convertible notes	10%	Jun–Oct. 2026	34,000	-	34,000
Series 2025 convertible notes	10%	Feb–Oct. 2028	434,100	-	434,100
Total convertible notes payable			568,655	(32,483)	536,172
Less: current portion			(134,555)	32,483	(102,072)
Total convertible notes payable – long term			$434,100	$-	$434,100

As of December 31, 2025, $102,072 of the carrying amount was classified as current and $434,100 was classified as long-term.

The five-year maturity for the convertible notes payable is as follows:

Year / Category	Amount
In default	$45,000
2026	68,766
2027	-
2028	434,100
2029	9,037
2030	-
Total	$556,903

NOTE 6 – NOTES PAYABLE, IN DEFAULT

Notes payable is comprised of the following:

	March 31, 2026	December 31, 2025
Loan agreement with an unaffiliated individual, interest at 6% per annum, due December 16, 2021. In default.	$50,000	$50,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	5,000	5,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	-	5,000
Note payable to unaffiliated individual, interest at 20% per annum, due March 30, 2025. In default	-	8,400
Total Notes Payable	$55,000	$68,400

One promissory note entered into in 2021 with an unaffiliated individual has a principal balance of $50,000 and is senior in priority to other indebtedness of the Company. The Company’s Chief Executive Officer personally and unconditionally guaranteed repayment of this note.

As of March 31, 2026 all outstanding notes were in default.

Interest expense related to notes payable was $1,788 and $2,953 for the three months ended March 31, 2026 and 2025, respectively. Accrued interest was $16,315 and $19,117 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 7 – FINANCING ADVANCE

In March 2026, the Company received a $100,000 advance from an investor in connection with a proposed convertible promissory note financing. The advance was received pursuant to an understanding that it would be applied toward the investor’s participation in a larger contemplated financing transaction.

As of March 31, 2026, the advance is presented as a financing advance liability on the condensed consolidated balance sheet, as the related financing had not yet been consummated and the final terms had not been executed. The Company evaluated the substance of the arrangement and concluded that liability classification was appropriate given the contingent nature of the underlying financing and the absence of executed definitive agreements as of the balance sheet date.

Subsequent to March 31, 2026, the Company completed the contemplated financing transaction. The $100,000 advance was applied toward the investor’s participation in the financing and became part of the total consideration under the related convertible promissory note. See Note 13.

NOTE 8 – DERIVATIVE LIABILITIES ASSOCIATED WITH CONVERTIBLE NOTES

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

Key assumptions for used in the Black-Scholes model for the derivative liability value related to November 2025 Convertible Note during the three months ended March 31, 2026 are as follows:

Stock Price	$0.1645
Volatility	379%
Remaining Contractual Term	160 days
Risk-free interest rate	3.72%
Exercise Price	$0.15

The Company utilized a probability weighted expected value approach for the derivatives related to the Series 2023, 2025 and 2026 Convertible Notes. Because the conversion feature of these notes is only triggered by certain events, and because the discount is fixed (meaning although the number of shares that could be issued to the note holder is variable, they will get the same discount to market) the Company estimated the fair value by multiplying the estimated probability that the triggering events would result in conversion by the fixed discount of the notes. As of March 31, 2025, the Company applied an estimated probability of 10% to such events based on management’s assessment of current financing discussions, market conditions, and the specific terms of the underlying instruments. The estimated probability is subjective and could reasonably be different. Small changes in this estimate could result in a significantly higher or lower fair value measurement at the reporting date.

Key assumptions for the derivative liability value related to Series 2023, 2025 and 2026 series Convertible Notes are as follows:

Estimated probability triggering events will occur	10.0%
Fixed Discount Percentage: Series 2023	24.2%
Fixed Discount Percentage: Series 2025 and 2026	50.0%

The following tables present the changes in the derivative balance for the three moths ended March 31, 2026:

Balance, December 31, 2025	$89,455
Derivative recorded at inception	1,000
Loss on derivative	14,212
Ending balance, March 31, 2026	$104,667

As of March 31, 2026, the derivative liability balance was $104,667. Loss on derivative was $14,212 for the three months ended March 31, 2026.

The Company will continue to reassess these instruments at each reporting date for changes in fair value and classification.

NOTE 9 – DUE TO RELATED PARTIES

Due to related parties is comprised of the following:

Current

	March 31, 2026	December 31, 2025
Loans from officers	$50,458	$52,058
Accrued liability to contracted CFO	278,000	266,000
Note payable to officer, in default	4,500	4,500
Accrued interest on related party notes	3,922	3,063
Total due to related parties – current	$336,880	$325,621

Long-Term

	March 31, 2026	December 31, 2025
Convertible note payable to related party	$25,000	$25,000
Total due to related parties – long-term	$25,000	$25,000

Total due to related parties was $361,880 and $350,621 as of March 31, 2026 and December 31, 2025, respectively.

Loans from officers represent unsecured, non-interest-bearing advances made to fund operating expenses, as well as payments made by officers on behalf of the Company.

During the three months ended March 31, 2026, officers received repayments totaling $1,600. Comparatively, during the three months ended March 31, 2025, officers advanced $11,460.

The Company’s Chief Financial Officer provides services under a consulting arrangement. The Company recognized $12,000 in compensation expense for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, accrued but unpaid fees totaled $278,000 and $266,000, respectively.

In August 2024, the Company issued an unsecured promissory note to its Chief Executive Officer in the principal amount of $4,500, bearing interest at 20% per annum and maturing on February 12, 2025. The note remains unpaid and in default as of March 31, 2026 and December 31, 2025.

Interest expense related to this note was $222 for each of the three months ended March 31, 2026 and 2025, respectively. Accrued interest was $1,470 and $1,248 as of March 31, 2026 and December 31, 2025, respectively.

On April 18, 2025, the Company issued a $25,000 Series 2025 mandatorily convertible note to the spouse of a Company director. The note matures on April 18, 2028 and was issued on substantially the same terms as those offered to unaffiliated investors.

Interest expense related to this note was $637 for the three months ended March 31, 2026. Accrued interest was $2,452 and $1,815 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Board of Directors has the authority to establish one or more series of preferred stock and to determine the designations, preferences, rights, and restrictions of each series. No shares of preferred stock were issued or outstanding as of March 31, 2026 or December 31, 2025.

Common Stock Activity

Common stock transactions during the three months ended March 31, 2026 were as follows:

•On January 16, 2026, the Company issued 50,000 restricted shares of common stock for legal services rendered in connection with the Company’s S-1 registration statement. The stock was valued at $3,500 based on the closing market price of the Company’s common stock on the date of issuance.

•In March 2026, the Company granted Restricted Stock Awards (“RSA’s”) totaling 130,000 shares of common stock. See Note 11.

As a result of these transactions, the Company had 19,105,950 shares of common stock outstanding as of March 31, 2026.

There were no common stock transactions during the three months ended March 31, 2025

NOTE 11 – STOCK-BASED COMPENSATION AND RESTRICTED STOCK AWARDS

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

The following table summarizes RSA activity for the three months ended March 31, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Balance as of January 1, 2026	50,000	$0.084
Awarded	130,000	$0.098
Vested	(32,500)	$0.085
Forfeited	-	$-
Balance as of March 31, 2026	147,500	$0.096

During the three months ended March 31, 2026, the Company granted a total of 130,000 RSAs, including:

•120,000 shares granted to a consultant, vesting monthly through March 2027; and

•10,000 shares granted to a consultant, vesting monthly through June 2026.

Stock-based compensation expense recognized was $2,770 and $3,145 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company had $14,190 of unrecognized compensation expense related to non-vested RSAs, which is expected to be recognized over a weighted-average period of approximately 7.8 months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in legal proceedings, claims, and regulatory matters arising in the ordinary course of business. Management, in consultation with legal counsel, evaluates such matters and records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of March 31, 2026, the Company is not aware of any pending or threatened matters that would have a material adverse effect on its financial position, results of operations, or cash flows.

The Company’s debt instruments, including certain convertible notes, contain provisions that may result in settlement through the issuance of shares of common stock or other adjustments upon the occurrence of specified events. See Note 5.

The Company has entered into indemnification agreements with its officers and directors that provide for broad indemnification rights. The Company has not recorded any liabilities related to such indemnification obligations, as the likelihood of material payments is considered remote.

The Company does not have any material contractual commitments requiring future minimum payments as of March 31, 2026.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these condensed consolidated financial statements were issued. Except as described herein, there were no subsequent events that required recognition or disclosure.

Convertible Promissory Note – May 2026 Financing

The Company completed a financing transaction with Axiom Holdings Group, LLC (the “Investor”) pursuant to a Securities Purchase Agreement (the “SPA”), Convertible Promissory Note (the “Note”), and Registration Rights Agreement (collectively, the “Transaction Documents”). The transaction closed and was funded on May 4, 2026.

The Note has an original principal amount of $2,222,222, reflecting a 10% original issue discount on total consideration of $2,000,000. The total consideration consists of (i) $1,000,000 in cash and (ii) $1,000,000 of committed digital asset consideration to be provided by the Investor.

As previously disclosed, the Company received a $100,000 advance from the Investor in March 2026 in connection with the contemplated financing. Upon closing of the transaction, this advance was applied toward the Investor’s subscription and became part of the Note. On May 4, 2026, the Company received the remaining net cash funding of approximately $884,000, representing the balance of the $1,000,000 cash consideration after giving effect to the prior $100,000 advance and the withholding of approximately $16,000 for the Investor’s legal fees in accordance with the terms of the SPA.

The Note bears interest at 15% per annum, calculated on a simple interest basis, and matures ten months from the original issue date unless earlier converted in accordance with its terms. Accrued interest is payable solely upon conversion, and no periodic cash interest payments are required. The Note is unsecured.

The Note provides for automatic and mandatory conversion into shares of the Company’s common stock upon the earliest of: (i) 180 days following the original issue date, (ii) the consummation of a firm underwritten public offering, uplisting, or other board-approved equity financing, (iii) a qualified financing resulting in at least $5.0 million of gross proceeds to the Company, or (iv) the Company’s common stock trading at or above $1.00 per share for twenty consecutive trading days.

The conversion price is equal to 75% of the lowest volume-weighted average price (“VWAP”) of the Company’s common stock during the twenty consecutive trading days immediately preceding the conversion date, subject to a floor price of $0.15 per share and a ceiling price of $0.50 per share.

The Company is currently evaluating the accounting treatment of the Note, including the embedded conversion and other features, under applicable accounting guidance, including ASC 815, Derivatives and Hedging. Due to the variable conversion provisions, floor and ceiling pricing mechanics, and other contractual terms contained in the Note, the financing may result in the recognition of one or more derivative liabilities and related debt discounts in future reporting periods. The accounting analysis has not been completed as of the issuance date of these condensed consolidated financial statements, and the ultimate accounting treatment and resulting financial statement impact, if any, could be material.

As of the issuance date of these condensed consolidated financial statements, transfer of the committed digital asset consideration to be provided by the Investor to the Company remained in process. Management has been advised by the Investor that the timing of such transfer is being coordinated due to customary market, custody, and transfer-related considerations associated with the movement of digital assets. Accordingly, the Company had not obtained custody or control of the digital assets, and no digital assets related to the financing transaction have been recognized in the accompanying condensed consolidated financial statements.

Because the financing transaction closed subsequent to March 31, 2026, no amounts related to the Transaction Documents have been recognized in the accompanying condensed consolidated financial statements as of March 31, 2026.

In connection with the financing, the Company entered into a Registration Rights Agreement requiring the Company to file a registration statement covering the resale of the shares issuable upon conversion of the Note within 90 days of the original issue date and to use commercially reasonable efforts to cause such registration statement to become effective.

The Transaction Documents contain customary representations, warranties, covenants, and restrictions, including limitations on certain additional financings, requirements to maintain sufficient authorized and reserved shares for conversion, and restrictions on certain corporate actions without Investor consent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied in these forward-looking statements due to various factors discussed in this Report and in other filings with the Securities and Exchange Commission.

OVERVIEW

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

FT is a wholly owned subsidiary and is consolidated in our financial statements. At formation, no capital was contributed and no digital assets were acquired. During the three months ended March 31, 2026, FT engaged in limited organizational and treasury-related activities; however, such activities did not have a material impact on our consolidated financial position or results of operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025.

Operating Expenses

Total operating expenses for the three months ended March 31, 2026, were $109,449, compared to $90,794 for the same period in 2025, as shown below.

For the three months ended March 31,	2026	2025
Accounting and professional fees	$41,633	$23,684
Wages and benefits	46,036	46,036
Consulting fees	250	625
Public company related and filing fees	7,267	6,164
Other general and administrative expenses	14,263	14,285
Total operating expenses	$109,449	$90,794

The increase in operating expenses for the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to higher accounting and professional fees, which increased due to the timing of recognizing audit and financial reporting related costs during the respective periods. Public company related and filing fees also increased due to costs associated with the Company’s S-1 Registration Statement during the three months ended March 31, 2026. These increases were partially offset by lower consulting expenses and relatively consistent wages, benefits, and other general and administrative expenses.

Other income (expenses)

Total other income (expenses) for the three months ended March 31, 2026, totaled ($45,978), compared to $159,082 for the same period in 2025, as shown below.

For the three months ended March 31,	2026	2025
Gain on extinguishment of debt	$-	$174,935
Unrealized loss on crypto assets	(1,191)	-
Loss on derivatives	(14,212)	-
Interest expense	(30,575)	(15,853)
Total other income (expenses)	$(45,978)	$159,082

The change in other income (expenses) for the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to the absence of the $174,935 gain on extinguishment of debt recognized during the three months ended March 31, 2025, which did not recur in the current period.

During the three months ended March 31, 2026, the Company recognized an unrealized loss on crypto assets of $1,191, reflecting changes in the fair value of digital assets held during the period. The Company also recognized a loss on derivatives of $14,212, related to the fair value adjustment of derivative liabilities associated with certain convertible financing arrangements.

Interest expense increased to $30,575 for the three months ended March 31, 2026, from $15,853 for the same period in 2025, primarily due to higher debt balances, including additional convertible financing arrangements, and related amortization of debt discounts.

Net Income (loss)

The Company reported a net loss of $155,427 for the three months ended March 31, 2026, compared to net income of $68,288 for the same period in 2025. The change was primarily attributable to the absence of the $174,935 gain on extinguishment of debt recognized during the three months ended March 31, 2025, as well as increased interest expense and losses recognized on derivative liabilities during the current period.

In addition to the items discussed above, changes in the Company’s results of operations were impacted by non-cash and non-operating items, including fair value adjustments related to derivative liabilities and unrealized changes in the value of crypto assets held by the Company.

Results for the three months ended March 31, 2026 reflect the Company’s continued transition in operations, including reduced activity related to certain legacy initiatives and an increased focus on evaluating strategic opportunities, including its digital asset treasury strategy. The Company did not generate revenues during either the current or prior year period and continued to incur costs associated with maintaining public company infrastructure, professional services, and regulatory compliance. Management continues to monitor operating expenses and evaluate capital formation and strategic opportunities.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. One of the Company’s more significant estimates relates to the valuation of derivative liabilities associated with certain convertible debt instruments.

As of March 31, 2026 and December 31, 2025, the Company estimated the probability of triggering certain contingent conversion features embedded in its convertible Series 2023, 2025 and 2026 Series notes to be 10%. Actual outcomes could differ from these estimates, and changes in assumptions may result in further adjustments in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, Going Concern and Working Capital

The following discussion summarizes our liquidity position, working capital needs, and sources of capital as of March 31, 2026 and December 31, 2025.

Cash Flows and Working Capital

We had cash and cash equivalents of $32,329 as of March 31, 2026, compared to $14,188 as of December 31, 2025. Our increase in cash during the period was primarily attributable to financing activities.

Our working capital deficit was $2,355,449 as of March 31, 2026, compared to $2,215,329 as of December 31, 2025.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2026, the Company had a stockholders’ deficit of $2,823,586, incurred a net loss of $155,427 for the three months ended March 31, 2026, and used $61,459 of cash in operating activities during the period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company continues to have limited access to capital and expects additional financing will be necessary to fund operations. Market conditions for microcap companies remain challenging, making it difficult to secure financing on favorable terms. The Company’s capital structure includes convertible debt instruments, certain of which are in default and certain of which contain embedded derivative features that may result in additional non-cash expense and potential dilution.

Management’s plans to address liquidity needs include pursuing additional capital through equity and debt financings, including potential draws under the GHS equity financing agreement, continued financial support from related parties, renegotiating or restructuring certain debt obligations, and continuing efforts to manage operating expenditures while evaluating strategic opportunities, including its digital asset treasury initiative and other potential business opportunities.

Subsequent to March 31, 2026, the Company completed a financing transaction resulting in gross proceeds of $2.0 million, which management believes provides additional liquidity to support operations and strategic initiatives in the near term. However, these plans are not entirely within the Company’s control, and there can be no assurance that additional financing will be available on acceptable terms, if at all. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains.

Financing Activities

The Company has historically funded operations through private placements, convertible debt issuances, short-term advances, and related party support.

For the three months ended March 31, 2026, the Company completed the following financing transactions:

•The Company issued a $10,000 Series 2026 mandatorily convertible note to an unaffiliated investor. The note bears interest at 10% per annum and matures in February 2029.

•In March 2026, the Company received a $100,000 financing advance from an investor in connection with a contemplated financing transaction. As of March 31, 2026, the advance was recorded as a financing advance liability because definitive financing documents had not yet been executed. Subsequent to quarter-end, this advance was applied toward the May 2026 financing transaction.

For the three months ended March 31, 2025, the Company completed the following financing transactions:

•The Company issued a Series 2025 mandatorily convertible note in the principal amount of $10,000 to an individual investor.

•The Company issued a Series 2025 mandatorily convertible note in the principal amount of $61,000 to an individual investor. The principal amount included $26,000 of accrued liabilities exchanged for debt pursuant to a liability conversion agreement, with the remaining $35,000 representing new cash proceeds.

Reference is made to Notes 5, 6, 7 and 9 to the condensed consolidated financial statements included under Item 1 of this Quarterly Report for additional information regarding debt obligations, financing arrangements, and related party balances.

Proceeds from financing activities have been used primarily for general corporate purposes, including working capital, public company expenses, professional fees, and operating expenses.

Related Party Transactions

The Company has engaged in transactions with related parties, including advances from officers and the issuance of convertible debt.

During the three months ended March 31, 2026, officers provided ongoing support through working capital advances and payments made on behalf of the Company, while receiving repayments totaling $1,600. As of March 31, 2026, amounts due to related parties totaled $361,880, including accrued compensation to the Company’s contracted Chief Financial Officer and officer advances.

In April 2025, the Company issued a $25,000 Series 2025 mandatorily convertible note to the spouse of a Company director. The note was issued on substantially the same terms as those offered to unaffiliated investors.

Additional information regarding related party transactions is included in Note 9 to the condensed consolidated financial statements.

Capital Requirements and Outlook

The Company expects to require additional financing to support ongoing operations and strategic initiatives. The Company continues to incur costs associated with maintaining public company infrastructure, professional services, and regulatory compliance while evaluating new business opportunities.

The Company maintains an equity financing arrangement with GHS Investments LLC that provides for up to $20.0 million in potential financing over a 24-month term, subject to contractual conditions and the Company’s election to utilize the facility. As of March 31, 2026, the Company had not drawn funds under the facility.

The Company is evaluating various financing alternatives, including debt and equity offerings, strategic partnerships, and other capital formation opportunities. If the Company is unable to obtain additional financing, it may be required to further reduce expenditures, curtail operations, or delay strategic initiatives.

Subsequent Event Financing

Subsequent to March 31, 2026, the Company completed a financing transaction with Axiom Holdings Group, LLC resulting in $2.0 million of total consideration, consisting of:

•$1.0 million in cash consideration, including a previously funded $100,000 advance received in March 2026; and

•$1.0 million of digital asset consideration.

The financing was completed through the issuance of a convertible promissory note with an original principal balance of $2,222,222, reflecting a 10% original issue discount. The note bears interest at 15% per annum, matures ten months from issuance, and contains variable conversion provisions based on the Company’s future stock price, subject to stated floor and ceiling prices.

On May 4, 2026, the Company received approximately $884,000 of net cash proceeds, after giving effect to the prior advance and payment of investor legal fees pursuant to the transaction documents.

As of the issuance date of these condensed consolidated financial statements, transfer of the committed digital asset consideration remained in process. Management has been advised by the investor that the timing of such transfer is being coordinated due to customary market, custody, and transfer-related considerations associated with the movement of digital assets. Accordingly, the Company had not obtained custody or control of the digital assets, and no digital assets related to this financing transaction have been recognized in the accompanying condensed consolidated financial statements.

Proceeds are expected to be used for general corporate purposes, including working capital, strategic initiatives, digital asset treasury activities, and repayment of certain obligations. Reference is made to Note 13 to the condensed consolidated financial statements included under Item 1 of this Quarterly Report for additional information regarding the financing transaction.

SUPPLEMENTAL, UNAUDITED PRO FORMA INFORMATION

The unaudited pro forma condensed balance sheet reflects the Axiom Financing as if it had occurred on March 31, 2026, including the contractual digital asset consideration to be provided by the investor. However, as of the issuance date of these condensed consolidated financial statements, transfer of the committed digital asset consideration remained in process. Management has been advised by the investor that the timing of such transfer is being coordinated due to customary market, custody, and transfer-related considerations associated with the movement of digital assets. Accordingly, the Company had not obtained custody or control of such digital assets, and no digital assets related to the financing transaction have been recognized in the accompanying condensed consolidated financial statements. The pro forma presentation is intended solely to illustrate the potential effect of the financing transaction as if completed as of March 31, 2026.

The unaudited pro forma information is presented for informational purposes only and is not prepared in accordance with Article 11 of Regulation S-X. The pro forma adjustments are based on available information and assumptions that management believes are reasonable under the circumstances; however, such assumptions are inherently subject to uncertainties and contingencies.

The unaudited pro forma condensed balance sheet does not purport to represent what the Company’s financial position would have been had the Axiom Financing occurred as of March 31, 2026, nor does it purport to project the Company’s financial position for any future period. Actual results may differ materially from those presented.

Farmhouse, Inc.

Supplemental, Unaudited Pro Forma Condensed Consolidated Balance Sheet

As of March 31, 2026

	As Reported	Axiom Financing		Debt Repayment Adjustments	Pro Forma
ASSETS
Cash and cash equivalents	$32,329	$884,000	A	$(98,684)	$817,645
Prepaid expenses	8,550	-		-	8,550
Crypto assets	14,209	1,000,000		-	1,014,209
Deferred equity facility	40,050	-		-	40,050
Total assets	$95,138	$1,884,000		$(98,684)	$1,880,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,455	$-		$(35,324)	$131
Accrued legal fees	10,070	-		-	10,070
Accrued payroll and payroll taxes	1,544,076	-		-	1,544,076
Accrued liabilities	8,050	-		-	8,050
Accrued interest payable	142,623	-		(1,932)	140,691
Convertible notes payable, net of debt discount	113,766	-		-	113,766
Notes payable	55,000	-		(5,000)	50,000
Convertible note payable – Axiom	-	2,222,222	B	-	2,222,222
Less: debt discount (OID and issuance costs)	-	(238,222)	C, E	-	(238,222)
Derivative liability	104,667	-	E	-	104,667
Financing advance	100,000	(100,000)	D	-	-
Due to related parties	336,880	-		(56,428)	280,452
Total current liabilities	2,450,587	1,884,000		(98,684)	4,235,903

Non-current liabilities:
Convertible debt — RP	25,000	-		-	25,000
Convertible debt — 2025	443,137	-		-	443,137
Total non-current liabilities	468,137	-		-	468,137

Total liabilities	2,918,724	1,884,000		(98,684)	4,704,040

Stockholders’ deficit:
Common stock	1,911	-		-	1,911
Additional paid-in capital	4,493,027	-		-	4,493,027
Accumulated deficit	(7,318,524)	-		-	(7,318,524)
Total stockholders’ deficit	(2,823,586)	-		-	(2,823,586)

Total liabilities and stockholders’ deficit	$95,138	$1,884,000		$(98,684)	$1,880,454

Notes to Unaudited Pro Forma Condensed Balance Sheet

(A) Cash Proceeds – Reflects net cash proceeds of approximately $884,000 received upon closing, after giving effect to the prior $100,000 advance and the withholding/payment of approximately $16,000 of investor legal fees in accordance with the SPA.

(B) Axiom Financing – Reflects the issuance of a convertible promissory note with an original principal amount of $2,222,222, including a 10% original issue discount, in exchange for total consideration of $2,000,000 consisting of $1,000,000 in cash and $1,000,000 in contractual digital asset consideration. For illustrative pro forma purposes, the digital asset consideration is assumed to have been transferred as of March 31, 2026. However, as of the issuance date of these condensed consolidated financial statements, transfer of the committed digital asset consideration remained in process, and the Company had not obtained custody or control of such digital assets. Accordingly, no digital assets related to the financing transaction have been recognized in the accompanying condensed consolidated financial statements.

(C) Debt Discount and Issuance Costs – Reflects the $222,222 original issue discount and approximately $16,000 of issuance costs as a reduction of the carrying amount of the convertible note payable for illustrative purposes

(D) Financing Advance – Reflects the reclassification of the $100,000 advance received in March 2026, which was applied toward the Axiom Financing and is no longer presented as a separate liability.

(E) Derivative Liability and Debt Discount – We have determined that the Axiom note will require derivative accounting. The associated derivative liability and debt discount has not yet been determined and is not disclosed here.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that our disclosure controls and procedures were not effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, the Company issued a $10,000 Series 2026 mandatorily convertible note to an unaffiliated investor. The note bears interest at 10% per annum, matures in February 2029, and contains conversion features substantially similar to the Company’s Series 2025 mandatorily convertible notes.

In addition, on January 16, 2026, the Company issued 50,000 shares of restricted common stock for legal services rendered in connection with the Company’s registration statement. The issuance was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

The issuance of the Series 2026 convertible note was completed in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D, as a transaction not involving a public offering. No general solicitation was used, and the investor represented that it was acquiring the security for investment purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2026, the Company was in default under the following debt obligations:

•a $45,000 convertible promissory note issued to an unrelated individual, which matured in July 2018;

•a $50,000 promissory note issued to an unrelated individual, which matured in December 2021;

•two promissory notes totaling $10,000 issued to unrelated individuals, each of which matured in October 2024;

•a $4,500 related party promissory note issued to the Company’s Chief Executive Officer, which matured on February 12, 2025; and

The Company is currently evaluating alternatives with respect to these obligations, including repayment, extension, restructuring, or conversion where applicable. These defaults may adversely affect the Company’s liquidity and ability to obtain future financing.

Reference is made to the interim condensed consolidated financial statements included under Item 1 Notes 5, 6, and 9 of this Report for additional information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, City of San Francisco, State of California, on May 20, 2026.

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