Form 10-Q
period 2026-06-30
FARMHOUSE, INC. /NV
filed 2026-08-20
CIK 1811999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026
or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock issued and outstanding as of August 18, 2026 is 19,105,950 and 19,081,420, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the six months ended June 30, 2026 (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, and assumptions and involve risks and uncertainties that could cause actual results to differ materially. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” and similar expressions identify forward-looking statements.

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

FARMHOUSE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

June 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FARMHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$678,462	$14,188
Prepaid expenses	4,800	2,925
Due from Axiom	532,852	-
Due from related party	1,000	-
Crypto assets	430,251	-
Deferred offering costs	40,050	40,050
Total current assets	1,687,415	57,163

Long-term assets:
Investments, available for sale	35,182	-
Total long-term assets	35,182	-
Total assets	$1,722,597	$57,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,892	$38,095
Accrued legal fees	10,070	10,070
Accrued payroll and payroll taxes	1,582,440	1,498,040
Accrued liabilities	8,050	11,510
Accrued interest payable	211,900	129,229
Convertible notes payable, current, net of $1,814,521 and $32,483 debt discount, respectively. $70,000 and $45,000 in default, respectively	542,256	102,072
Notes payable, in default	50,000	68,400
Derivative liabilities - convertible instruments	4,301,556	89,455
Due to related parties	293,096	325,621
Total current liabilities	7,004,260	2,272,492

Long-term liabilities:
Convertible notes payable, long-term, net of $880 and $0 debt discount, respectively	443,220	434,100
Convertible notes payable to related party, long-term	25,000	25,000
Total long-term liabilities	468,220	459,100
Total liabilities	7,472,480	2,731,592
Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock; $0.0001 par value, 295,000,000 shares authorized, 19,105,950 issued and 19,088,570 outstanding as of June 30, 2026 and 18,925,950 shares issued and outstanding as of December 31, 2025, respectively	1,911	1,893
Additional paid-in capital	4,498,397	4,486,775
Treasury stock, 17,380 shares	(4,789)	-
Accumulated other comprehensive income (loss)	(3,574)	-
Accumulated deficit	(10,241,828)	(7,163,097)
Total stockholders’ deficit	(5,749,883)	(2,674,429)
Total liabilities and stockholders’ deficit	$1,722,597	$57,163

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
REVENUES
Revenues	$-	$-	$-	$-
Costs of revenues	-	-	-	-
Gross margin	-	-	-	-

OPERATING EXPENSES
General and administrative	126,625	63,893	194,441	131,003
Professional fees	38,579	53,665	80,212	77,349
Total operating expenses	165,204	117,558	274,653	208,352

LOSS FROM OPERATIONS	(165,204)	(117,558)	(274,653)	(208,352)

OTHER INCOME (EXPENSE):
Gain on settlement of debt	222	-	222	174,935
Unrealized loss on crypto assets	(60,786)	-	(61,977)	-
Interest expense	(500,647)	(14,616)	(531,222)	(30,469)
Debt financing cost	(445,619)	-	(445,619)	-
Loss on derivative	(1,751,270)	-	(1,765,482)	-
Total other income (expense)	(2,758,100)	(14,616)	(2,804,078)	144,466

NET LOSS	(2,923,304)	(132,174)	(3,078,731)	(63,886)

Other comprehensive income (loss)
Unrealized loss on investments	(3,574)	-	(3,574)	-
Total other comprehensive income (loss)	(3,574)	-	(3,574)	-

TOTAL COMPREHENSIVE LOSS	$(2,926,878)	$(132,174)	$(3,082,305)	$(63,886)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.15)	$(0.01)	$(0.16)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,105,950	17,925,950	19,053,077	17,925,950

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the six months ended June 30, 2026

(unaudited)

					Accumulated
					Other
	Common Stock			Treasury	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Stock	Income	Deficit	Total

Balance at December 31, 2025	18,925,950	$1,893	$4,486,775	$-	$-	$(7,163,097)	$(2,674,429)

Common stock issued for services rendered	50,000	5	3,495	-	-	-	3,500
Common stock issued for restricted stock awards	130,000	13	(13)	-	-	-	-
Stock-based compensation on RSA's vested	-	-	2,770	-	-	-	2,770
Net loss	-	-	-	-	-	(155,427)	(155,427)
Balance at March 31, 2026	19,105,950	1,911	4,493,027	-	-	(7,318,524)	(2,823,586)

Stock-based compensation on RSA's vested	-	-	5,370	-	-	-	5,370
Purchase of treasury stock	-	-	-	(4,789)	-	-	(4,789)
Net loss	-	-	-	-	-	(2,923,304)	(2,923,304)
Unrealized loss on investments	-	-	-	-	(3,574)	-	(3,574)
Balance at June 30, 2026	19,105,950	$1,911	$4,498,397	$(4,789)	$(3,574)	$(10,241,828)	$(5,749,883)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the six months ended June 30, 2025

(unaudited)

					Accumulated
					Other
	Common Stock			Treasury	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Stock	Income	Deficit	Total
Balance at December 31, 2024	17,925,950	$1,793	$4,425,468	$-	$-	$(6,769,831)	$(2,342,570)
Stock-based compensation on RSA's vested	-	-	3,145	-	-	-	3,145
Net income	-	-	-	-	-	68,288	68,288
Balance at March 31, 2025	17,925,950	1,793	4,428,613	-	-	(6,701,543)	(2,271,137)

Stock-based compensation on RSA's vested	-	-	3,145	-	-	-	3,145
Net loss	-	-	-	-	-	(132,174)	(132,174)
Balance at June 30, 2025	17,925,950	$1,793	$4,431,758	$-	$-	$(6,833,717)	$(2,400,166)

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,078,731)	$(63,886)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on settlement of debt	(222)	(174,935)
Stock-based compensation on RSA's vested	8,140	6,290
Common stock issued for services rendered	3,500	-
Amortization of debt discount	440,304	-
Unrealized loss on crypto assets	61,977	-
Loss on derivatives	1,765,482	-
Derivative recorded as debt financing cost	445,619	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,875)	(4,986)
Accounts payable	(33,203)	(23,108)
Accrued legal fees	-	9,375
Accrued payroll and payroll taxes	84,400	92,072
Accrued liabilities	(3,460)	(436)
Accrued liabilities related party	24,000	24,000
Accrued interest payable	82,775	20,135
Accrued interest payable related party	151	960
Net cash used in operating activities	(201,143)	(114,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of crypto assets	(25,080)	-
Purchase of investments	(38,756)	-
Net cash used in investing activities	(63,836)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable - short term	1,000,000	105,000
Proceeds from issuance of convertible notes payable - long term	10,000	-
Proceeds from issuance of convertible notes payable - related party	-	25,000
Proceeds from related party loans and advances	-	13,084
Purchase of treasury stock	(4,789)	-
Repayment of notes payable	(18,400)	-
Repayment of related party loans and advances	(57,558)	(16,020)
Net cash provided by financing activities	929,253	127,064

NET CHANGE IN CASH	664,274	12,545
CASH AT BEGINNING OF PERIOD	14,188	413
CASH AT END OF PERIOD	$678,462	$12,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,214	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable exchanged for convertible note payable	$-	$8,270
Accrued legal fees exchanged for convertible note payable	$-	$250,000
Accrued liabilities exchanged for convertible note payable	$-	$26,000
Note payable exchanged for convertible note payable	$-	$17,167
Accrued interest exchanged for convertible note payable	$-	$2,663
Repayment of related party short-term advances with credit card	$-	$568
Cryptocurrency consideration for convertible note	$467,148	$-
Debt discount recorded for derivative liability	$2,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FARMHOUSE, INC. AND SUBSIDIARIES

NOTES TO QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

As of June 30, 2026, the Company has commenced implementation of its digital asset strategy and has engaged in discussions with various counterparties regarding potential structures to expand such activities. These discussions remain preliminary, and no binding agreements have been executed.

Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2026, the Company had a stockholders’ deficit of $5,749,883 and has incurred recurring losses from operations. For the six months ended June 30, 2026, the Company reported a net loss of $3,078,731 and used $201,143 of cash in operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

During the six months ended June 30, 2026, the Company completed a financing transaction in the amount of $2 million. Management believes this financing provides additional liquidity to support operations and execute its strategic initiatives in the near term. See Note 8.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits held in checking and savings accounts with financial institutions and other highly liquid investments that are readily convertible to known amounts of cash with original maturities of six months or less at the time of purchase. The Company had no cash equivalents as of June 30, 2026 or December 31, 2025.

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

Fair Value of Financial Instruments

The Company follows ASC 820 in determining the fair value of financial assets and liabilities when applicable. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in fair value measurements are classified into six levels within the fair value hierarchy based on their observability.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, convertible notes payable, notes payable, and amounts due to related parties. The carrying amounts of these instruments approximate fair value due to their short-term nature or standard market terms.

The Company applies the guidance in ASC 820 to account for digital assets, investments and derivative liabilities measured on a recurring basis. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

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

The following tables present, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

June 30. 2026

Class	Level 1	Level 2	Level 3
Derivative Liability	$-	$-	$4,301,556
Crypto Assets	$430,251	$-	$-
Investments	$35,182	$-	$-

December 31, 2025

Class	Level 1	Level 2	Level 3
Derivative Liability	$-	$-	$89,455

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP when control of the promised goods or services is transferred to customers in an amount that reflects the consideration it expects to receive. There were no revenues for the six months ended June 30, 2026 and 2025.

Related Party Transactions

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. Related party transactions, balances, and relationships are identified separately in the consolidated financial statements and related notes. Transactions with related parties are conducted on terms equivalent to those that prevail in arm’s length transactions, unless otherwise disclosed. Management evaluates all related party transactions for proper accounting, disclosure, and potential conflicts of interest. See Note 10.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects potential dilution from securities that could be converted into common stock, unless such inclusion would be anti-dilutive. At June 30, 2026, all potentially dilutive securities were anti-dilutive due to the net loss reported. In November 2025 and May 2026, the Company issued a convertible note that if converted on June 30, 2026 would have converted to 15,581,375 shares. There were other convertible notes outstanding as of June 30, 2026, however certain events that triggered, or allowed for, conversion had not yet occurred and the conversion price that the convertible notes would convert at if an event occurred was unknown; therefore, as of that date, the Company had no other potentially dilutive securities. At June 30, 2025, there were no events that allowed for conversion of the Company’s outstanding convertible notes and the conversion rate at which the convertible notes could be converted was not determinable, therefore there were no potentially dilutive securities at that date.

Recently Issued Accounting Pronouncements

There have been no material changes to recently issued accounting pronouncements as disclosed in the Company’s Report on Form 10-K.

NOTE 3 – CRYPTO ASSETS

The Company maintains crypto assets for treasury and strategic purposes in accordance with its Treasury Policy. As of June 30, 2026, the Company held crypto assets with a fair value of $430,251, which are included in crypto assets on the accompanying condensed consolidated balance sheet.

As of June 30, 2026, the Company held 7.21 Bitcoin with a fair market value of $422,165 and 2.02 PAXG with a fair market value of $8,086.

For the six months ended June 30, 2026, the Company recognized an unrealized loss on digital assets of $61,977, which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

NOTE 4 – INVESTMENTS, AVAILABLE FOR SALE

The Company maintains an investment brokerage account with E*TRADE Securities LLC. During the six months ended June 30, 2026, the Company acquired securities consisting of 200 shares of STRC (Strategy, Inc.) and 200 shares of SATA (Strive, Inc.).  The securities were acquired during the six months ended June 30, 2026 for an aggregate cost of $38,756 [cost basis].

The Company classifies these investments as available-for-sale securities. As of June 30, 2026, the investments had an aggregate fair value of $35,182. The Company recognized an unrealized loss of $3,574 related to these investments as of June 30, 2026. The unrealized loss is reported in other comprehensive income (loss), with the cumulative unrealized loss included in accumulated other comprehensive income (loss) within stockholders' deficit on the accompanying condensed consolidated balance sheet.

As of June 30, 2026, the Company had not recognized any realized gains or losses related to these investments.

NOTE 5 – GHS EQUITY FINANCING AGREEMENT AND DEFERRED OFFERING COSTS

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

As of June 30, 2026, the Company had not issued any Put Notices and had not drawn funds under the facility.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE, NET

As of June 30, 2026 and December 31, 2025, the Company had outstanding convertible notes payable to unaffiliated individuals. The convertible notes bear interest at fixed rates, have stated maturities ranging from 2018 through 2028, and contain conversion features that permit or require conversion into shares of the Company’s common stock, as applicable, upon the occurrence of specified events or at the election of the holder. Certain notes were in default as of June 30, 2026.

Convertible notes outstanding as of June 30, 2026 were as follows:

Description	Interest Rate	Maturity	Stated Principal	Unamortized Debt Discount	Carrying Amount
Convertible note payable – in default	18%	July 2018	$45,000	$-	$45,000
Series 2023 convertible notes	10%	Jun–Oct. 2026	34,000	-	34,000
Series 2025 convertible notes	10%	Feb–Oct. 2028	434,100	-	434,100
November 2025 convertible promissory note	15%	Sept. 7, 2026	55,555	(8,965)	46,590
Series 2026 convertible notes	10%	Feb 2029	10,000	(880)	9,120
Axiom note	15%	March 2027	2,222,222	(1,805,556)	416,666
Total convertible notes payable			2,800,877	(1,815,401)	985,476
Less: current portion			(2,356,777)	1,814,521	(542,256)
Total convertible notes payable – long term			$444,100	$(880)	$443,220

As of June 30, 2026, $542,256 of the carrying amount was classified as current and $443,220 was classified as long-term.

Convertible Note Payable – In Default

In July 2018, the Company issued a convertible promissory note to an unrelated individual with a principal amount of $45,000. As of June 30, 2026, the outstanding balance of these notes was $45,000. Principal and accrued interest were originally due in July 2018, and the note is currently in default. The note bears interest at a rate of 18% per annum, accrues monthly, and is unsecured.

The note, together with all unpaid accrued interest, is automatically convertible in full upon the closing of a qualified financing. A qualified financing is defined as an equity financing resulting in gross proceeds to the Company of at least $750,000, including the conversion of this note and other debt. Upon a qualified financing, the conversion price would be equal to 100% of the per-share price paid by investors in the financing, subject to valuation adjustments ranging from a minimum valuation of $15.0 million to a maximum valuation of $30.0 million. We reviewed this conversion feature under ASC 815 and determined no derivative accounting was required. See Note 9.

Interest expense related to this note was $4,017 for each of the six months ended June 30, 2026 and 2025, respectively. Accrued interest was $72,634 and $68,617 as of June 30, 2026 and December 31, 2025, respectively.

Series 2023 Mandatorily Convertible Notes

In May 2023, the Board of Directors authorized an offering of up to $1,000,000 of mandatorily convertible notes, designated as Series 2023 10% Mandatorily Convertible Notes (the “Series 2023 Notes”). During 2023 the Company raised $34,000 through issuance of Series 2023 Notes. As of June 30, 2026, the outstanding balance of these notes is $34,000.

The Series 2023 Notes mature 36 months from the issue date (which range between June 1, 2026 and October 2, 2026), and bear interest at 10% per annum. The Series 2023 Notes are mandatorily convertible 30 calendar days after the earliest to occur of: (i) the Company’s common stock achieving a closing price greater than $1.00 for ten consecutive trading days (a “Market Forced Conversion”), or (ii) the Company completing an offering of common stock resulting in gross proceeds of at least $1,000,000 (an “Offering Forced Conversion”). Upon conversion, the Series 2023 Notes will automatically convert into shares of common stock at a conversion price equal to 75.8% of: (i) the closing price of the Company’s common stock on the tenth trading day for a Market Forced Conversion, or (ii) the offering price of the Company’s common stock for an Offering Forced Conversion. These notes include an embedded conversion feature that is accounted for as a derivative under ASC 815. See note 9.

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

Interest expense related to the Series 2023 Notes was $1,686 and $1,694 for the six months ended June 30, 2026 and 2025, respectively, and $848 and $854 for the three months ended June 30, 2026 and 2025, respectively. Accrued interest on the Series 2023 Notes was $10,235 and $8,549 as of June 30, 2026 and December 31, 2025, respectively.

Series 2025 Notes Mandatorily Convertible Notes

During 2025, the Company issued Series 2025 Notes. As of June 30, 2026, the outstanding balance of these notes was $434,100.

These notes are substantially similar to the Series 2023 Notes, except that they convert at 50% of the applicable offering price, or if the Company’s common stock trades at or above $1.00 ($0.50 for the March 18 Note) for 10 consecutive trading days, in which case they convert at 50% of the closing price on the tenth day.

Interest expense was $22,269 and $9,574 for the six months ended June 30, 2026 and 2025, respectively. Interest expense was $11,208 and $9,340 for the three months ended June 30, 2026 and 2025, respectively. Accrued interest was $53,937 and $31,668 as of June 30, 2026 and December 31, 2025, respectively.

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

Beginning 180 days after issuance, the note is convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the lowest volume-weighted average price (“VWAP”) of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the conversion date, subject to a floor price of $0.15 per share. Accrued and unpaid interest is convertible on the same terms. The note includes a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon advance notice. The November 2025 Convertible Promissory Note includes an embedded conversion feature that is accounted for as a derivative liability under ASC 815. See Note 9.

The derivative liability was recognized at fair value on the issuance date, with the initial value of $29,647 recorded as a component of the debt discount which is being amortized over the term of the note. The derivative liability is subsequently remeasured at fair value at each reporting period, with changes in fair value recognized in the consolidated statement of operations. As of June 30, 2026, the derivative liability associated with this note is included in Derivative liabilities – convertible instruments on the consolidated balance sheet.

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

As of June 30, 2026, the convertible note is presented net of an unamortized debt discount of $8,965 on the consolidated balance sheet. The Company recognized $23,517 in amortization of the debt discount as interest expense during the six months ended June 30, 2026.

Interest expense related to this note was $4,269 for the six months ended June 30, 2026. Accrued interest was $5,548 and $1,279 as of June 30, 2026 and December 31, 2025, respectively.

Series 2026 Notes Mandatorily Convertible Notes

During the six months ended June 30, 2026, the Company issued a new note for $10,000, denoted as Series 2026 Notes. These notes are identical to the Series 2025 Notes. The derivative liability was recognized at fair value of $1,000 on the issuance date and was recorded as a debt discount which is being amortized over the term of the note using the effective interest method. The derivative liability is subsequently remeasured at fair value at each reporting period, with changes in fair value recognized in the consolidated statement of operations. As of June 30, 2026, the derivative liability associated with this note is included in Derivative liabilities – convertible instruments on the consolidated balance sheet (see Note 9). As of June 30, 2026, the net carrying amount of this note was $9,120 and the debt discount was $880.

Interest expense totaled $534 for the six months ended June 30, 2026 and $357 for the three months ended June 30, 2026. Accrued interest was $534 as of June 30, 2026.

Convertible notes outstanding as of December 31, 2025 were as follows:

Description	Interest Rate	Maturity	Stated Principal	Unamortized Debt Discount	Carrying Amount
Convertible note payable – in default	18%	July 2018	$45,000	$-	$45,000
November 2025 convertible promissory note	15%	Sept. 7, 2026	55,555	(32,483)	23,072
Series 2023 convertible notes	10%	Jun–Oct. 2026	34,000	-	34,000
Series 2025 convertible notes	10%	Feb–Oct. 2028	434,100	-	434,100
Total convertible notes payable			568,655	(32,483)	536,172
Less: current portion			(134,555)	32,483	(102,072)
Total convertible notes payable – long term			$434,100	$-	$434,100

As of December 31, 2025, $102,072 of the carrying amount was classified as current and $434,100 was classified as long-term.

The five-year maturity for the convertible notes payable is as follows:

Year / Category	Amount
In default	$70,000
2026	64,555
2027	2,222,222
2028	434,100
2029	10,000
2030	-
Total	$2,800,877

NOTE 7 – NOTES PAYABLE, IN DEFAULT

Notes payable is comprised of the following:

	June 30, 2026	December 31, 2025
Loan agreement with an unaffiliated individual, interest at 6% per annum, due December 16, 2021. In default.	$50,000	$50,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	-	5,000
Note payable to unaffiliated individual, interest at 20% per annum, due October 26, 2024. In default.	-	5,000
Note payable to unaffiliated individual, interest at 20% per annum, due March 30, 2025. In default	-	8,400
Total Notes Payable	$50,000	$68,400

One promissory note entered into in 2021 with an unaffiliated individual has a principal balance of $50,000 and is senior in priority to other indebtedness of the Company. The Company’s Chief Executive Officer personally and unconditionally guaranteed repayment of this note.

During the six months ended June 30, 2026 the Company paid off three notes totaling $18,400 in principal and $6,626 in accrued interest and recognized a gain on settlement of $104.

As of June 30, 2026 the remaining outstanding note is in default.

Interest expense related to notes payable was $2,640 and $4,618 for the six months ended June 30, 2026 and 2025, respectively. Interest expense was $852 and $1,666 for the three months ended June 30, 2026 and 2025, respectively. Accrued interest was $15,131 and $19,117 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 8 – CONVERTIBLE PROMISSORY NOTE FINANCING AND DUE FROM AXIOM

During the six months ended June 30, 2026, the Company completed a financing transaction with Axiom Holdings Group, LLC (the “Investor”) pursuant to a Securities Purchase Agreement (the “SPA”), Convertible Promissory Note (the “Note”), and Registration Rights Agreement (collectively, the “Transaction Documents”). The transaction closed and was funded on May 4, 2026.

The Note has an original principal amount of $2,222,222, reflecting a 10% original issue discount on total consideration of $2,000,000. The total consideration consists of (i) $1,000,000 in cash and (ii) $1,000,000 of digital asset consideration to be provided by the Investor, consisting primarily of Bitcoin.

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

During the six months ended June 30, 2026, the Investor transferred a portion of the required digital asset consideration to the Company, consisting primarily of Bitcoin. The digital assets received by the Company were recognized in accordance with the Company’s accounting policy for digital assets as described in Note 2 and are included in digital assets on the accompanying condensed consolidated balance sheet. See Note 3.

As of June 30, 2026, the Investor had not completed delivery of the full $1,000,000 of required digital asset consideration. The remaining amount due from the Investor was $532,852 as of June 30, 2026 and is presented as Due from Axiom on the accompanying condensed consolidated balance sheet. The amount represents the remaining obligation of the Investor to provide digital assets to the Company pursuant to the Transaction Documents.

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

The Company evaluated the accounting treatment of the Note and its embedded conversion features under applicable accounting guidance, including ASC 815, Derivatives and Hedging. As of June 30, 2026, the derivative liability associated with the Note is included in derivative liabilities – convertible instruments on the accompanying condensed consolidated balance sheet. See Note 9.

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

The Company recognized derivative liability at inception of $2,445,619, a debt discount of $2,222,222 and debt financing cost of $445,619 at inception of the note due to the derivative liability exceeding the proceeds. The company recognized amortization expense of $416,666 during the six months ended June 30, 2026. The carrying value of the note as of June 30, 2026 is $416,666.

Interest expense during the three months ended June 30, 2026 was $53,881 and accrued interest was $53,881 as of June 30, 2026.

NOTE 9 – DERIVATIVE LIABILITIES ASSOCIATED WITH CONVERTIBLE NOTES

The Company evaluates the conversion features of its convertible debt instruments in accordance with ASC 815, Derivatives and Hedging, to determine whether such features require bifurcation and separate accounting as derivative liabilities. Certain of the Company’s convertible notes contain embedded conversion features with terms including variable conversion prices based on future market prices and mandatory conversion features. As a result, certain of these features are accounted for as derivative liabilities under ASC 815.

Derivative liabilities are recorded at fair value at inception and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. For convertible instruments issued with embedded derivative features, the initial fair value of the derivative is recorded as a debt discount to the extent permitted under applicable accounting guidance and amortized to interest expense over the contractual term of the related debt instrument using the effective interest method.

The fair value of derivative liabilities is estimated using valuation techniques that incorporate both observable and unobservable inputs. Due to the use of significant unobservable inputs, these measurements are classified within Level 3 of the fair value hierarchy under ASC 820, Fair Value Measurement. The Company utilized option-pricing models, including the Black-Scholes model for the derivative liability related to the November 2025 Convertible note and the Axiom Note.

Key assumptions for used in the Black-Scholes model for the derivative liability value related to the Axiom Note during the six months ended June 30, 2026 are as follows:

Stock Price	$0.1645 - $0.299
Volatility	372% - 472%
Remaining Contractual Term	0.19 - 0.83 years
Risk-free interest rate	3.72% - 4.01%
Exercise Price	$0.15

The following table summarizes the change in derivative liabilities during the six months ended June 30, 2026:

Amount
Balance, December 31, 2025	$89,455
Derivative liabilities recognized at inception during 2026	2,446,619
Change in fair value of derivative liabilities	1,765,482
Balance, June 30, 2026	$4,301,556

As of June 30, 2026, the aggregate fair value of the Company’s derivative liabilities was $4,301,556, which is presented as derivative liabilities – convertible instruments on the accompanying condensed consolidated balance sheet. The Company recognized a loss on change in fair value of derivative liabilities of $1,765,482 during the six months ended June 30, 2026.

The Company will continue to remeasure the derivative liabilities at fair value at each reporting date, with changes in fair value recognized in earnings.

NOTE 10 – DUE TO RELATED PARTIES

Related party balances consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Due from related party:
Officer overpayment	$1,000	$-

Due to related parties – current:
Accrued liability to contracted CFO	$290,000	$266,000
Accrued interest on related party notes	3,096	3,063
Loans from officers	-	52,058
Note payable to officer, in default	-	4,500
Total due to related parties – current	$293,096	$325,621

Due to related parties – long-term:
Convertible note payable to related party	$25,000	$25,000

During the six months ended June 30, 2026, the Company repaid in full the outstanding advances previously made by officers to fund operating expenses and other Company obligations. In connection with the settlement of these advances, payments exceeded the remaining amounts owed by $1,000. The resulting amount due from an officer is presented as Due from related party on the accompanying condensed consolidated balance sheet as of June 30, 2026.

The Company’s Chief Financial Officer provides services under a consulting arrangement. The Company recognized $24,000 in compensation expense for the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, accrued but unpaid fees totaled $290,000 and $266,000, respectively.

In August 2024, the Company issued an unsecured promissory note to its Chief Executive Officer in the principal amount of $4,500, bearing interest at 20% per annum and maturing on February 12, 2025. During the six months ended June 30, 2026, the Company repaid the note and all related accrued interest in full and recorded a gain on settlement of $118. Accordingly, no principal or accrued interest related to this note remained outstanding as of June 30, 2026.

On April 18, 2025, the Company issued a $25,000 Series 2025 mandatorily convertible note to the spouse of a Company director. The note matures on April 18, 2028 and was issued on substantially the same terms as those offered to unaffiliated investors. The principal balance of $25,000 remained outstanding as of June 30, 2026 and December 31, 2025 and is classified as long-term.

Interest expense on related party notes were $1,621 and $960 for the six months ended June 30, 2026 and 2025, respectively. Interest expense on related party notes was $762 and $514 for the three months ended June 30, 2026 and 2025, respectively. Accrued interest was $3,096 and $3,063 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 11 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Board of Directors has the authority to establish one or more series of preferred stock and to determine the designations, preferences, rights, and restrictions of each series. No shares of preferred stock were issued or outstanding as of June 30, 2026 or December 31, 2025.

Common Stock Activity

Common stock transactions during the six months ended June 30, 2026 were as follows:

•On January 16, 2026, the Company issued 50,000 restricted shares of common stock for legal services rendered in connection with the Company’s S-1 registration statement. The stock was valued at $3,500 based on the closing market price of the Company’s common stock on the date of issuance.

•In March 2026, the Company granted Restricted Stock Awards (“RSA’s”) totaling 130,000 shares of common stock. See Note 12.

As a result of these transactions, the Company had 19,105,950 shares of common stock outstanding as of June 30, 2026.

There were no common stock transactions during the six months ended June 30, 2025.

Treasury Stock

On May 12, 2026, the Company’s Board of Directors approved a share repurchase framework authorizing the Company, through its wholly owned subsidiary Farmhouse Treasury LLC (“Treasury LLC”), to purchase up to $250,000 of the Company’s common stock from time to time in open market or privately negotiated transactions. The Board authorized management to determine the timing, pricing, quantity and method of such repurchases based on market conditions, available liquidity and other capital allocation considerations. The Board also ratified and approved purchases of the Company’s common stock made through Treasury LLC prior to the date of the authorization.

During the six months ended June 30, 2026, Treasury LLC acquired 17,380 shares of the Company’s common stock at an aggregate cost of $4,789, or an average purchase price of approximately $0.28 per share. The shares were acquired through the Company’s E*TRADE brokerage account pursuant to the Company’s share repurchase initiative.

Shares acquired under the share repurchase program are intended to be held for treasury purposes pending retirement, cancellation or other disposition as determined appropriate by management and approved by the Board where required. As of June 30, 2026, the shares acquired under the program had not been retired or cancelled and remained held by Treasury LLC. Accordingly, the aggregate cost of $4,789 is presented as treasury stock, a reduction of stockholders’ equity, on the accompanying condensed consolidated balance sheet.

NOTE 12 – STOCK-BASED COMPENSATION AND RESTRICTED STOCK AWARDS

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

The following table summarizes RSA activity for the six months ended June 30, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Balance as of January 1, 2026	50,000	$0.084
Awarded	130,000	$0.098
Vested	(90,000)	$0.090
Forfeited	-	$-
Balance as of June 30, 2026	90,000	$0.098

During the six months ended June 30, 2026, the Company granted a total of 130,000 RSAs, including:

•120,000 shares granted to a consultant, vesting monthly through March 2027; and 10,000 shares granted to a consultant, vesting monthly through June 2026.

Stock-based compensation expense recognized was $5,370 and $3,145 for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense recognized during the six months ended June 30, 2026 and 2025 was $8,140 and $6,290, respectively.

As of June 30, 2026, the Company had $8,820 of unrecognized compensation expense related to non-vested RSAs, which is expected to be recognized over a weighted-average period of approximately 7.8 months.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in legal proceedings, claims, and regulatory matters arising in the ordinary course of business. Management, in consultation with legal counsel, evaluates such matters and records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2026, the Company is not aware of any pending or threatened matters that would have a material adverse effect on its financial position, results of operations, or cash flows.

The Company’s debt instruments, including certain convertible notes, contain provisions that may result in settlement through the issuance of shares of common stock or other adjustments upon the occurrence of specified events. See Notes 6 and 8.

The Company has entered into indemnification agreements with its officers and directors that provide for broad indemnification rights. The Company has not recorded any liabilities related to such indemnification obligations, as the likelihood of material payments is considered remote.

The Company does not have any material contractual commitments requiring future minimum payments as of June 30, 2026.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these condensed consolidated financial statements were issued. Except as described herein, there were no subsequent events that required recognition or disclosure.

Subsequent to June 30, 2026, the Company, through Farmhouse Treasury LLC, purchased an additional 7,150 shares of the Company’s common stock at an aggregate cost of $1,445. The shares were acquired pursuant to the Company’s share repurchase initiative and are being held as treasury stock pending retirement, cancellation, or other disposition as determined appropriate by management and approved by the Board of Directors.

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

The Company has established an enterprise custody account with BitGo, which provides institutional-grade custody solutions for digital assets.

During the six months ended June 30, 2026, the Company commenced implementation of its digital asset treasury strategy. In connection with the Axiom Holdings Group, LLC financing described below, the Company received digital assets consisting primarily of Bitcoin. As of June 30, 2026, the Company held 7.21 Bitcoin with a fair value of $422,165 and 2.02 PAXG with a fair value of $8,086. The Company recognized an unrealized loss on its crypto assets of $61,977 during the six months ended June 30, 2026.

In addition, FT maintains an investment brokerage account through which it acquired securities during the period. As of June 30, 2026, these investments had an aggregate fair value of $35,182.

FT provides a dedicated structure through which we evaluate and implement digital asset and treasury-related strategies in a controlled and transparent manner. The Company continues to evaluate additional strategic opportunities and capital allocation initiatives. There can be no assurance that such initiatives will generate the anticipated benefits.

RESULTS OF OPERATIONS

Six months Ended June 30, 2026 Compared to Six months Ended June 30, 2025.

Operating Expenses

Total operating expenses for the six months ended June 30, 2026 were $274,653, compared to $208,352 for the same period in 2025, as shown below.

For the six months ended June 30,	2026	2025
Accounting and professional fees	$80,213	$77,349
Consulting	25,940	1,250
Wages and benefits	95,224	92,072
Public company related and filing fees	13,760	11,885
Other general and administrative expenses	59,516	25,796
Total operating expenses	$274,653	$208,352

Total operating expenses increased by $66,301, or approximately 32%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily attributable to a $33,720 increase in other general and administrative expenses related to increased travel to digital asset conferences and cryptocurrency platform fees and a $24,690 increase in consulting expense. Accounting and professional fees increased by $2,864, wages and benefits increased by $3,152, and public company related and filing fees increased by $1,875.

Other Income (Expenses)

Total other expense for the six months ended June 30, 2026 was $2,804,078, compared to other income of $144,466 for the same period in 2025, as shown below.

For the six months ended June 30,	2026	2025
Gain on settlement of debt	$222	$174,935
Unrealized loss - Crypto	(61,977)	-
Interest expense	(531,222)	(30,469)
Debt financing cost	(445,619)	-
Loss on derivative	(1,765,482)	-
Total other income (expenses)	$(2,804,078)	$144,466

The change from other income of $144,466 for the six months ended June 30, 2025 to other expense of $2,804,078 for the six months ended June 30, 2026 was primarily attributable to a $1,765,482 loss on the change in fair value of derivative liabilities, $445,619 of debt financing cost, a $61,977 unrealized loss on crypto assets, and an increase in interest expense to $531,222. In the prior-year period, the Company recognized a $174,935 gain on settlement of debt.

During the six months ended June 30, 2026, the Company recognized an unrealized loss on crypto assets of $61,977, reflecting changes in the fair value of digital assets held during the period.

The Company also recognized a loss on the change in fair value of derivative liabilities of $1,765,482 during the six months ended June 30, 2026. The increase in derivative liabilities was primarily associated with convertible financing arrangements, including the Axiom financing completed during the period.

Interest expense was $531,222 for the six months ended June 30, 2026, compared to $30,469 for the same period in 2025, primarily due to higher debt balances, the Axiom financing, and amortization of debt discounts associated with convertible debt instruments.

Net Income (Loss)

The Company reported a net loss of $3,078,731 for the six months ended June 30, 2026, compared to a net loss of $63,886 for the same period in 2025. The increase in net loss was primarily attributable to the $1,765,482 loss on the change in fair value of derivative liabilities, $445,619 of debt financing cost, increased interest expense, the $61,977 unrealized loss on crypto assets, and higher operating expenses.

Three months Ended June 30, 2026 Compared to Three months Ended June 30, 2025.

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 were $165,204, compared to $117,558 for the same period in 2025, as shown below.

For the three months ended June 30,	2026	2025
Accounting and professional fees	$38,579	$53,665
Consulting	25,690	625
Wages and benefits	49,188	46,036
Public company related and filing fees	6,493	5,722
Other general and administrative expenses	45,254	11,510
Total operating expenses	$165,204	$117,558

Total operating expenses increased by $47,646, or approximately 41%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily attributable to a $33,744 increase in other general and administrative expenses related to increased travel to digital asset conferences and cryptocurrency platform fees and a $25,065 increase in consulting expense. These increases were partially offset by a $15,086 decrease in accounting and professional fees. Wages and benefits increased by $3,152 and public company related and filing fees increased by $771.

Other Income (Expenses)

Total other expense for the three months ended June 30, 2026 was $2,758,100, compared to other expense of $14,616 for the same period in 2025, as shown below.

For the three months ended June 30,	2026	2025
Gain on settlement of debt	$222	$-
Unrealized loss - Crypto	(60,786)	-
Interest expense	(500,647)	(14,616)
Debt financing cost	(445,619)	-
Loss on derivative	(1,751,270)	-
Total other income (expenses)	$(2,758,100)	$(14,616)

The increase in other expense for the three months ended June 30, 2026 compared to the same period in 2025 was primarily attributable to a $1,751,270 loss on the change in fair value of derivative liabilities, $445,619 of debt financing cost, a $60,786 unrealized loss on crypto assets, and an increase in interest expense to $500,647.

During the three months ended June 30, 2026, the Company recognized an unrealized loss on crypto assets of $60,786 reflecting changes in the fair value of digital assets held during the period.

The Company also recognized a loss on the change in fair value of derivative liabilities of $1,751,270 during the three months ended June 30, 2026. The increase in derivative liabilities was primarily associated with convertible financing arrangements, including the Axiom financing completed during the period.

Interest expense was $500,647 for the three months ended June 30, 2026, compared to $14,616 for the same period in 2025, primarily due to the Axiom financing and amortization of related debt discounts.

Net Income (Loss)

The Company reported a net loss of $2,923,304 for the three months ended June 30, 2026, compared to a net loss of $132,174 for the same period in 2025. The increase in net loss was primarily attributable to the loss on the change in fair value of derivative liabilities, the debt financing cost, increased interest expense, the unrealized loss on crypto assets, and higher operating expenses.

Results for the three and six months ended June 30, 2026 reflect the Company’s continued transition in operations, including reduced activity related to certain legacy initiatives and an increased focus on evaluating strategic opportunities, including its digital asset treasury strategy. The Company did not generate revenues during either the current or prior year period and continued to incur costs associated with maintaining public company infrastructure, professional services, and regulatory compliance. Management continues to monitor operating expenses and evaluate capital formation and strategic opportunities.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. One of the Company’s more significant estimates relates to the valuation of derivative liabilities associated with certain convertible debt instruments.

The Company measures derivative liabilities at fair value at inception and at each reporting date. During the six months ended June 30, 2026, the Company recognized derivative liabilities associated with convertible debt instruments, including the Axiom Note. The fair value of certain derivative liabilities was estimated using option-pricing models, including the Black-Scholes model, and other valuation techniques incorporating significant unobservable inputs. Accordingly, these derivative liabilities are classified as Level 3 measurements under the fair value hierarchy.

As of June 30, 2026, the aggregate fair value of the Company’s derivative liabilities was $4,301,556, compared to $89,455 as of December 31, 2025. Changes in valuation assumptions, including the Company’s stock price, volatility, remaining contractual term, risk-free interest rate and other factors, could result in significant changes in the fair value of these liabilities and the amount of gain or loss recognized in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, Going Concern and Working Capital

The following discussion summarizes our liquidity position, working capital needs and sources of capital as of June 30, 2026 and December 31, 2025.

Cash Flows and Working Capital

We had cash and cash equivalents of $678,462 as of June 30, 2026, compared to $14,188 as of December 31, 2025. The increase in cash during the period was primarily attributable to financing activities, including the Axiom financing completed in May 2026.

As of June 30, 2026, we had total current assets of $1,687,415 and total current liabilities of $7,004,260, resulting in a working capital deficit of $5,316,845, compared to a working capital deficit of $2,215,329 as of December 31, 2025. The increase in the working capital deficit was primarily attributable to the recognition and subsequent remeasurement of derivative liabilities associated with convertible instruments, including the Axiom financing. As of June 30, 2026, derivative liabilities totaled $4,301,556, compared to $89,455 as of December 31, 2025. These derivative liabilities are non-cash liabilities that are remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2026, the Company had a stockholders’ deficit of $5,749,883, incurred a net loss of $3,078,731 for the six months ended June 30, 2026, and used $201,143 of cash in operating activities during the period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

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

Management’s plans to address liquidity needs include pursuing additional capital through equity and debt financings, including potential draws under the GHS equity financing agreement, renegotiating or restructuring certain debt obligations, managing operating expenditures, and evaluating strategic opportunities, including the Company’s digital asset treasury initiative and other potential business opportunities.

During the six months ended June 30, 2026, the Company completed the Axiom financing transaction providing $2.0 million of total consideration, consisting of $1.0 million in cash consideration and $1.0 million of digital asset consideration. As of June 30, 2026, $532,852 of the required digital asset consideration remained due from Axiom. Management believes the financing provides additional liquidity to support operations and strategic initiatives in the near term. However, these plans are not entirely within the Company’s control, and there can be no assurance that additional financing will be available on acceptable terms, if at all. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains.

Financing Activities

The Company has historically funded operations through private placements, convertible debt issuances, short-term advances and related party support.

For the six months ended June 30, 2026, the Company completed the following financing transactions:

The Company issued a $10,000 Series 2026 mandatorily convertible note to an unaffiliated investor. The note bears interest at 10% per annum and matures in February 2029.

On May 4, 2026, the Company completed a financing transaction with Axiom Holdings Group, LLC through the issuance of a convertible promissory note with an original principal amount of $2,222,222. The financing provided total consideration of $2.0 million, consisting of $1.0 million in cash and $1.0 million of digital asset consideration. The Company received a $100,000 advance in March 2026 that was applied toward the financing upon closing and received approximately $884,000 of additional net cash funding at closing after approximately $16,000 of investor legal fees.

During the six months ended June 30, 2026, Axiom transferred a portion of the required digital asset consideration to the Company. As of June 30, 2026, $532,852 of the required digital asset consideration remained due from Axiom.

The Axiom Note bears interest at 15% per annum and matures ten months from issuance. The Note contains mandatory conversion provisions and an embedded conversion feature accounted for as a derivative liability. At inception, the Company recognized a derivative liability of $2,445,619, a debt discount of $2,222,222, and debt financing cost of $445,619 due to the derivative liability exceeding the proceeds. During the six months ended June 30, 2026, the Company recognized $416,666 of amortization expense related to the debt discount. The carrying value of the Axiom Note was $416,666 as of June 30, 2026.

Reference is made to Notes 6, 8 and 9 to the condensed consolidated financial statements included under Item 1 of this Quarterly Report for additional information regarding the Company’s convertible debt, Axiom financing and derivative liabilities.

Proceeds from financing activities have been used primarily for general corporate purposes, including working capital, public company expenses, professional fees, strategic initiatives and repayment of certain obligations.

Related Party Transactions

The Company has engaged in transactions with related parties, including advances from officers, accrued compensation and convertible debt.

During the six months ended June 30, 2026, the Company repaid in full the outstanding advances previously made by officers, as well as a $4,500 promissory note issued to the Company’s Chief Executive Officer and related accrued interest. The settlement of officer advances resulted in a $1,000 amount due from a related party as of June 30, 2026.

As of June 30, 2026, amounts due to related parties – current totaled $293,096, consisting of $290,000 of accrued compensation payable to the Company’s contracted Chief Financial Officer and $3,096 of accrued interest on related party notes.

In April 2025, the Company issued a $25,000 Series 2025 mandatorily convertible note to the spouse of a Company director. The note remained outstanding as of June 30, 2026 and is classified as a long-term related party liability.

Additional information regarding related party transactions is included in Note 10 to the condensed consolidated financial statements.

Capital Requirements and Outlook

The Company expects to require additional financing to support ongoing operations and strategic initiatives. The Company continues to incur costs associated with maintaining public company infrastructure, professional services and regulatory compliance while evaluating new business opportunities.

The Company maintains an equity financing arrangement with GHS Investments LLC that provides for up to $20.0 million in potential financing over a 24-month term, subject to contractual conditions and the Company’s election to utilize the facility. As of June 30, 2026, the Company had not drawn funds under the facility.

The Company is evaluating various financing alternatives, including debt and equity offerings, strategic partnerships and other capital formation opportunities. If the Company is unable to obtain additional financing, it may be required to further reduce expenditures, curtail operations or delay strategic initiatives.

Axiom Holdings Financing Transaction

During the three months ended June 30, 2026, the Company completed a financing transaction with Axiom Holdings Group, LLC resulting in $2.0 million of total consideration, consisting of $1.0 million in cash consideration and $1.0 million of digital asset consideration.

The financing was completed through the issuance of a convertible promissory note with an original principal balance of $2,222,222, reflecting a 10% original issue discount. The note bears interest at 15% per annum, matures ten months from issuance, and contains variable conversion provisions based on the Company’s future stock price, subject to stated floor and ceiling prices.

The Company received a $100,000 advance from Axiom in March 2026 in connection with the contemplated financing. Upon closing on May 4, 2026, the advance was applied toward Axiom’s subscription. The Company received approximately $884,000 of additional net cash funding at closing, representing the remaining cash consideration after giving effect to the prior advance and approximately $16,000 withheld for investor legal fees.

During the six months ended June 30, 2026, Axiom transferred a portion of the required digital asset consideration to the Company, consisting primarily of Bitcoin. As of June 30, 2026, the Company held crypto assets with a fair value of approximately $430,251, and $532,852 of the required digital asset consideration remained due from Axiom and is presented as Due from Axiom on the accompanying condensed consolidated balance sheet.

Proceeds have been used for general corporate purposes, including working capital, strategic initiatives, digital asset treasury activities, and repayment of certain obligations. Reference is made to Notes 8 and 9 to the condensed consolidated financial statements included under Item 1 of this Quarterly Report for additional information regarding the Axiom financing and related derivative liability.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that our disclosure controls and procedures were not effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2026, the Company issued a $10,000 Series 2026 mandatorily convertible note to an unaffiliated investor. The note bears interest at 10% per annum, matures in February 2029, and contains conversion features substantially similar to the Company’s Series 2025 mandatorily convertible notes.

On May 4, 2026, the Company completed a financing transaction with Axiom Holdings Group, LLC pursuant to which the Company issued a convertible promissory note with an original principal amount of $2,222,222, reflecting a 10% original issue discount on total consideration of $2.0 million. The consideration consisted of $1.0 million in cash and $1.0 million of digital asset consideration. The note bears interest at 15% per annum, matures ten months from its original issue date, and is convertible into shares of the Company’s common stock pursuant to the terms of the note. Reference is made to Note 8 to the condensed consolidated financial statements for additional information regarding the Axiom financing.

In addition, on January 16, 2026, the Company issued 50,000 shares of restricted common stock for legal services rendered in connection with the Company’s registration statement. The issuance was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2026, the Company was in default under the following debt obligations:

•a $45,000 convertible promissory note issued to an unrelated individual, which matured in July 2018;

•a $50,000 promissory note issued to an unrelated individual, which matured in December 2021;

•a $25,000 Series 2023 convertible note issued to an unrelated individual, which matured in June 2026;

The Company is currently evaluating alternatives with respect to these obligations, including repayment, extension, restructuring, or conversion where applicable. These defaults may adversely affect the Company’s liquidity and ability to obtain future financing.

Reference is made to Notes 6 and 7 to the condensed consolidated financial statements included under Item 1 of this Report for additional information regarding these obligations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

Date: August 20, 2026	By:	/s/ Evan Horowitz
EVAN HOROWITZ
Chief Executive Officer, Director

By:	/s/ Lanny R. Lang
LANNY R. LANG
Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Accounting Officer)

By:	/s/ Michael Landau
MICHAEL LANDAU
Chief Technology Officer, Treasurer, Director

By:	/s/ Leslie Katz
LESLIE KATZ
Director